Form 10QSB
period 2004-03-31
UTIX GROUP INC
filed 2004-05-17
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                         Commission File Number 0-50589

                                UTIX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE
            --------                                         75-2340624
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 170 Cambridge Street, Burlington, Ma 01803-2933
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (781) 229-2589
                                 --------------
                (Issuer's telephone number, including area code)

                             All Correspondence to:
                             Stephen A. Weiss, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock, as of May 10, 2004, was 17,468,391.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.
                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 1
                Unaudited Balance Sheet as of March 31, 2004                   1
                Unaudited Statements of Operations for the Three Months
                  Ended and Six Months Ended March 31, 2004 and 2003           2
                Unaudited Statements of Cash Flows for the Six Months
                  Ended March 31, 2004 and 2003                                3
                Unaudited Statements of Stockholders' Deficit and
                  Comprehensive Income (Loss) for the Six Months
                  Ended March 31, 2004                                         4
                Notes to Unaudited Financial Statements                        5
Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     12
Item 3.   Controls and Procedures                                             16

PART II
OTHER INFORMATION

Item 1    Legal Proceedings                                                   17
Item 2    Changes in Securities and Small Business
          Issuer Purchases of Equity Securities                               17
Item 3    Defaults upon Senior Securities                                     17
Item 4    Submission of Matters to a Vote of Security Holders                 17
Item 5    Other Information                                                   17
Item 6    Exhibits and Reports on Form 8-K                                    17

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


UTIX GROUP, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    SEPTEMBER 30,     March 31,
ASSETS                                                   2003           2004
                                                    -------------   -----------
                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                         $   145,476    $   271,820
   Accounts receivable                                   138,475        100,213
   Inventory                                              12,480         12,589
   Prepaid expenses                                           --         24,317
                                                     -----------    -----------
       Total current assets                              296,431        408,939
                                                     -----------    -----------

Property and equipment:
   Equipment                                             164,903        168,446
   Furniture and fixtures                                 39,447         43,173
                                                     -----------    -----------
                                                         204,350        211,619
   Less - accumulated depreciation                       113,191        131,145
                                                     -----------    -----------
       Property and equipment, net                        91,159         80,474
                                                     -----------    -----------

Other assets                                              15,550         16,725

                                                     -----------    -----------
TOTAL ASSETS                                         $   403,140    $   506,138
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of notes payable               $        --    $   800,598
   Current maturities of notes payable to
     related parties                                     225,000        240,061
   Current maturities of capital lease obligation          8,267          8,236
   Accounts payable                                      211,155        266,800
   Accrued expenses                                      103,686        177,623
   Customer deposits                                     372,087        290,555
   Deferred revenue                                      732,123      1,304,132
                                                     -----------    -----------
       Total current liabilities                       1,652,318      3,088,005
                                                     -----------    -----------

Long-term liabilities:
   Notes payable - less current maturities               345,000        395,000
   Notes payable to related parties - less
      current maturities                                  75,000         75,000
   Capital lease obligation - less
      current maturities                                  16,028         12,429
                                                     -----------    -----------
       Total long-term liabilities                       436,028        482,429
                                                     -----------    -----------

Stockholders' deficit:
   Preferred stock, $0.001 par value,
      10,000,000 shares authorized;
      no shares issued and outstanding                        --             --
   Common stock, $0.001 par value,
      50,000,000 shares authorized;
      10,792,600 and 17,468,391 shares issued
      and outstanding at September 30, 2003
      and at March 31, 2004, respectively                 10,792         17,468
   Additional paid in capital                             18,914        311,134
   Accumulated deficit                                (1,714,912)    (3,392,898)
                                                     -----------    -----------
       Total stockholders' deficit                    (1,685,206)    (3,064,296)

                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   403,140    $   506,138
                                                     ===========    ===========

                 See accompanying notes to financial statements

UTIX GROUP, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS                      FOR THE SIX MONTHS
                                                                     ENDED MARCH 31,                          ENDED MARCH 31,
                                                                  2003             2004                    2003            2004
                                                             ------------     ------------            ------------    ------------
                                                              (UNAUDITED)      (UNAUDITED)             (UNAUDITED)     (UNAUDITED)
Net revenues                                                 $    726,274     $    548,171            $  1,081,628    $    970,695

Cost of revenues                                                  445,722          427,139                 669,607         679,442
                                                             ------------     ------------            ------------    ------------

         Gross profit                                             280,552          121,032                 412,021         291,253

Selling and administrative expenses                               499,270        1,003,056                 904,552       1,860,884
                                                             ------------     ------------            ------------    ------------

         Loss from operations                                    (218,718)        (882,024)               (492,531)     (1,569,631)
                                                             ------------     ------------            ------------    ------------

Other income (expense):
    Investment income, net                                          1,383               --                   7,522              --
    Gain on sale of marketable securities                              73               --                      15              --
    Interest expense                                                 (813)         (74,980)                   (813)       (108,355)
                                                             ------------     ------------            ------------    ------------
                                                                      643          (74,980)                  6,724        (108,355)
                                                             ------------     ------------            ------------    ------------

         Loss before provision (benefit) for income taxes        (218,075)        (957,004)               (485,807)     (1,677,986)

Provision (benefit) for income taxes                                   --               --                      --              --
                                                             ------------     ------------            ------------    ------------

                                                             ------------     ------------            ------------    ------------
         Net loss                                            $   (218,075)    $   (957,004)           $   (485,807)   $ (1,677,986)
                                                             ============     ============            ============    ============


Net loss per share:
    Basic and diluted                                        $      (0.02)    $      (0.05)           $      (0.05)   $      (0.11)

Weighted average number of shares outstanding:
    Basic and diluted                                          10,792,600       17,468,390               9,945,647      15,468,192

                 See accompanying notes to financial statements

UTIX GROUP, INC.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                         FOR THE SIX MONTHS
                                                           ENDED MARCH 31,
                                                          2003         2004
                                                      -------------------------
                                                      (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
  Net loss                                             $(485,807)   $(1,677,986)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                       11,688         17,954
      Bad debt expense                                        --          5,000
      Gain on sale of marketable securities                  (15)            --
      Interest expense on original issue discount             --         61,283
      Stock compensation                                  58,347        101,947
      Changes in assets and liabilities
        (Increase) decrease in:
          Accounts receivable                            (32,397)        33,262
          Inventory                                      (22,710)          (109)
          Prepaid expenses                                76,762        (24,317)
          Other current assets                               516             --
        Increase (decrease) in:
          Accounts payable                               (57,141)        55,645
          Accrued expenses                               (43,599)        73,937
          Deferred revenue                                71,013        572,009
          Customer deposits                              155,351        (81,532)
                                                       ------------------------
            Net cash used in operating activities       (267,992)      (862,907)
                                                       ------------------------

Cash flows from investing activities:
  Proceeds from redemption of certificates of deposit    327,439             --
  Purchases of property and equipment                         --         (7,269)
  Proceeds from sale of marketable securities             74,135             --
  Proceeds from warrant exercise                              --          1,325
  Loan to related party                                       --         (1,175)
                                                       ------------------------
            Net cash provided by (used in)
              investing activities                       401,574         (7,119)
                                                       ------------------------

Cash flows from financial activities:
  Proceeds from notes payable                                 --        630,000
  Proceeds from related party notes payable                   --        370,000
  Payments on capital lease obligation                        --         (3,630)
                                                       ------------------------
            Net cash provided by financing
              activities                                      --        996,370
                                                       ------------------------

Net increase in cash and cash equivalents                133,582        126,344

Cash and cash equivalents, beginning of year              75,162        145,476
                                                       ------------------------

Cash and cash equivalents, end of year                 $ 208,744    $   271,820
                                                       ========================


Supplemental disclosure of cash flow information:
       Cash paid for interest                          $      --    $    13,531
                                                       ========================

Supplemental disclosure of noncash investing
  and financing activities:
    Equipment acquired under capital lease obligation  $      --    $    26,000
                                                       ========================

                 See accompanying notes to financial statements

UTIX GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Addi-                 Accumulated
                                                                                   tional      Accumu-      Other          Total
                             Comprehensive  Preferred Stock      Common Stock     Paid in       lated   Comprehensive  Stockholders'
                             Income (Loss)  Shares  Amount     Shares    Amount   Capital      Deficit   Income (Loss)    Deficit
                             ------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                     --  $   --   10,792,600  $10,792  $ 18,914  $(1,714,912)  $        --   $(1,685,206)

Net Loss                      $(1,677,986)              --           --       --        --   (1,677,986)           --   $(1,677,986)

November 13, 2003
  Share Exchange
  Chantel shares were
  exchanged for
  5,350,791 shares
  in UTIX Group                                 --      --    5,350,791    5,351    (5,351)          --            --   $        --

Exercise of warrants                            --      --    1,325,000    1,325        --           --            --   $     1,325

Issuance of warrant
  exchanged for services                                                           101,947           --            --   $   101,947

Issuance of common
  stock warrants                                                                   156,799           --            --   $   156,799

Contingent beneficial
  conversion related to
  convertible debt                                                                  38,825           --            --   $    38,825

                             ------------------------------------------------------------------------------------------------------
Comprehensive income (loss)   $(1,677,986)
                             ============

Balance, March 31, 2004                         --  $   --   17,468,391   17,468   311,134   (3,392,898)           --   $(3,064,296)
                                            =======================================================================================

                 See accompanying notes to financial statements

================================================================================
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     NATURE OF THE BUSINESS AND GOING CONCERN

       Utix Group, Inc. (through its subsidiary Corporate Sports Incentives, Inc. (The Company)) primarily provides prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas and other venues nationwide.

       The Company's products are offered through two distinct distribution channels including (1) sales of prepaid manual plastic gift tickets to corporations and other business users (corporate) and (2) sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains (retail).

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a net working capital deficiency and a net stockholders' deficit, that raise substantial doubt about its ability to continue as a going concern.

       Management has undertaken a number of initiatives to address the financial and operational matters noted above. The Company has raised approximately $1,260,000 in aggregate proceeds in the form of notes payable (bridge notes) since September 30, 2003. Additionally, the Company has revised the terms of its existing notes payable to extend the maturity dates. The Company has commenced discussions to raise equity capital with the intention of repaying the bridge loans and meeting the Company's ongoing working capital requirements throughout 2004. The Company is in the process of expanding its product sales into the retail distribution channel and intends to capitalize on its enabling magnetic tape payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues.

       However, there can be no assurance that the Company will be successful in negotiating with existing or potential investors and creditors or in obtaining the capital necessary to continue ongoing operations. There can be no assurance that the Company will realize adequate revenue streams from its above-described new business initiatives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     SHARE EXCHANGE TRANSACTION

       On November 13, 2003, the security holders of Corporate Sports Incentives, Inc. (Corporate Sports) consummated the transactions contemplated by a share exchange agreement (the Share Exchange Agreement), dated as of October 31, 2003, between Utix Group, Inc. (then known as Chantal Skin Care Corporation) (Utix), Corporate Sports, the principal shareholder of Utix, and the stockholders of Corporate Sports. As a result of the exchange, Corporate Sports became a wholly owned subsidiary of Utix and the former security holders of Corporate Sports received an aggregate of 71.6% of the ownership interest in Utix on a fully-diluted basis. The 111.5 then outstanding shares of common stock of Corporate Sports were exchanged for an aggregate of 10,792,600 shares of Utix common stock, and the 27.8 additional shares of Corporate Sports common stock reserved for issuance upon conversion of convertible notes or exercise of outstanding Corporate Sports warrants (collectively, Share Equivalents) were exchanged for an aggregate of 2,707,401 Share Equivalents of Utix.

================================================================================
2.     SHARE EXCHANGE TRANSACTION...continued

       Although Utix was the legal acquirer in the transaction, Corporate Sports becomes the registrant with the Securities and Exchange Commission, as under generally accepted accounting principles, the transaction will be accounted for as a reverse acquisition, whereby Corporate Sports is considered the "acquirer" of Utix for financial reporting purposes since Corporate Sports' shareholders control more than 50% of the post-transaction combined entity, the management is that of Corporate Sports after the transaction, Utix had no operations, assets or liabilities as of the transaction date and the continuing operations of the entity are those of Corporate Sports.

       Accordingly, the Company has presented in the accompanying unaudited financial statements, through the date of completion of the acquisition, prior historical financial information of Corporate Sports. It has also retroactively restated Corporate Sports historical stockholders' equity to reflect the equivalent numbers of shares of common stock received in the acquisition. All share and per share information included in the accompanying financial statements and notes give effect to the exchange.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       INTERIM FINANCIAL INFORMATION

       The financial information as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and six months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2004 or for any future periods.

       These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2003, together with the auditors' report, included in the Company's Form 10-SB, as filed with the Securities and Exchange Commission.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

================================================================================
3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

       REVENUE RECOGNITION

       The Company defers revenue for the estimated number of tickets that will ultimately be redeemed and recognizes the amount deferred as revenue (in addition to the associated cost) upon redemption. The Company analyzes its historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for estimated non-redemptions is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required.

       For new products and new distribution channels (primarily retail with which the Company has limited actual experience) non-redemptions are recognized as revenue upon ticket expiration, which is generally one year from date of sale.

       INVENTORY

       Inventory consists of non-activated sports tickets, holograms, booklets, golf balls and accessories valued at lower of cost or market.

       COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income
       (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized holding gains and losses securities and adjustments for realized gains on securities.

       Comprehensive income (loss) for the three and six months ended March 31, 2004 and 2003 was as follows:

                              Three months ended           Six months ended
                             March 31,    March 31,     March 31,     March 31,
                               2004         2003          2004          2003
                             ---------    ---------    -----------    ---------
                            (unaudited)  (unaudited)   (unaudited)   (unaudited)

Net loss                     $(957,004)   $(218,075)   $(1,677,986)   $(485,807)

Unrealized holding losses
   on securities

                                    --       (1,525)            --       (2,098)
                             ---------    ---------    -----------    ---------

Total comprehensive loss     $(957,004)   $(219,600)   $(1,677,986)   $(487,905)
                             =========    =========    ===========    =========

================================================================================
3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

       INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statements and income tax basis of assets and liabilities, and net operating loss carryforwards, using the enacted tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.

       Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

       STOCK-BASED COMPENSATION

       As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note
       12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

       In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

       No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.

       Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the quarter ended December 31, 2003 are as follows:

             Risk-free interest rates                    3.18% - 3.25%
             Expected lives                                    5 years
             Expected volatility                                    0%
             Dividend yield                                         0%
             Weighted-average fair value of grants               $0.20

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, there would have been no change in the Company's net loss.

================================================================================
3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

       STOCK-BASED COMPENSATION...continued

       During the initial phase-in period, the effects of applying SFAS 123 pro forma disclosures may not be representative of the effects on reported pro forma net loss in future years because the options granted by the Company vest over several years, and additional awards may be made in future years.

4.     NOTES PAYABLE

       In November 2003, the Company issued a 7% convertible bridge note to related parties in an aggregate amount of $225,000, with principal and interest due in November 2004. The note is subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company and is convertible into 108,894 shares of common stock at the holder's request between July 15, 2004 and July 15, 2006. As additional consideration under the line of credit, Corporate Sports issued five year warrants to purchase an aggregate of 108,894 shares of common stock at an exercise price of $0.207 per share. The holders also received warrants entitling them to purchase an aggregate of 225,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the convertible note was allocated between the note, the common stock beneficial conversion option and warrants based upon their relative fair market value. The purchase price assigned to the note, common stock beneficial conversion option and warrants was $147,352, $38,824, and $38,824, respectively. The difference between the face amount of the convertible note of $225,000 and the aggregate purchase price of the convertible note of $147,352 was recorded as a debt discount and is being amortized to interest expense over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of March 31, 2004, the obligation is reported net of $48,530 related to unamortized debt discount based upon beneficial conversion rights and warrants. The warrants to purchase 225,000 shares of common stock at an exercise price of $.001 per share were exercised during the quarter ended December 31, 2003.

       In November 2003, the Company issued convertible notes in an aggregate amount of $470,000 ($75,000 to related parties), which accrue interest at the rate of 9% per annum, payable semi-annually, and mature in 2006. As additional consideration for providing this loan, the lenders received five year warrants to purchase an aggregate of 909,869 shares of common stock at an exercise price of $0.517 per share. The note is unconditionally guaranteed by the Company and is convertible into an aggregate of 1,091,843 shares of common stock at the holder's request after between July 15, 2004 and July 15, 2006. The note may be repaid prior to maturity, by providing the holder thirty-day notice and paying a 10% premium. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

       In November 2003, the Company issued notes in an aggregate amount of $600,000 ($70,000 to related parties), which accrue interest at the rate of 7% per annum, payable quarterly, and maturing through October 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company. As additional consideration, the holders received warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $514,547 and $85,453, respectively. The difference between the face

================================================================================
4.     NOTES PAYABLE

       amount of the note of $600,000 and the aggregate purchase price of the convertible note of $514,547 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At March 31, 2004, the obligation is reported net of $57,355 related to unamortized debt discount related to the warrants. These warrants were exercised during the quarter ended December 31, 2003.

       In February 2004, the Company issued an additional aggregate amount of $350,000 of 7% bridge notes. Such notes accrue interest at the rate of 7% per annum and are due and payable on the earlier of November 30, 2004 or out of any net proceeds in excess of $3.0 million that the Company receives in connection with any type of equity financings consummated, as defined. The Company also granted the holders warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event of issuance or sale of common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share. The Company the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) based on certain conditions, as defined. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $317,478, and $32,522, respectively. The difference between the face amount of the note of $350,000 and the aggregate purchase price of the note of $317,478 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At March 31, 2004, the obligation is reported net of $28,456 related to unamortized debt discount related to the warrants.

       In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company stock at an exercise price of $0.001 and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants was accounted for in the accompanying statement of stockholders' equity during the quarter ended December 31, 2003. Compensation expense of approximately $102,000 (unaudited) was recorded during the quarter ended December 31, 2003 in the accompanying statement of operations.

5.     STOCK COMPENSATION AND OPTION PLAN

       During 2003, the Company accelerated the vesting of 1,451,920 shares of restricted common stock originally granted to an officer of the Company as part of an employment agreement. The Company also granted 241,987 shares to a consultant for services performed. The Company recorded an aggregate of $58,347 of compensation expense related to the issuance of these shares.

       On  November  13,  2003,  the  Company's  Board of  Directors  approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options to purchase the Company's common stock. The Plan generally provides options (incentive and nonstatutory). The Plan is administered by the Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards. In order to preserve a recipient's rights under an award in the event of a change in control of the Company, the vesting of the outstanding options automatically accelerates relating to the exercise or payment of the award.

================================================================================
5.     STOCK COMPENSATION AND OPTION PLAN...continued

       The Board of Directors approved 4,000,000 as the amount of options that may be granted by the Company under the Plan. Under the Plan, the option exercise price is at least equal to the stock's fair market price on the date of grant, and the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. During the six months ended March 31, 2004, 2,572,000 options were granted. No options had been issued as of September 30, 2003.

6.     EARNINGS PER SHARE

       Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2004 and 2003 and the six months ended March 31, 2004 and 2003, potentially dilutive shares representing an aggregate of 6,016,222 and 0 shares and 4,526,491 and 0 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

       The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                              Three Months Ended                       Six Months Ended
                                          March 31,          March 31,           March 31,           March 31,
                                            2004               2003                2004                2003
                                         ----------         ----------         ------------         -----------
                                         (unaudited)        (unaudited)         (unaudited)         (unaudited)
Net loss                                 $ (957,004)        $ (218,075)        $ (1,677,986)        $  (485,807)
                                         ==========         ==========         ============         ===========

Weighted-average common shares
   and equivalents outstanding -
   basic and diluted                     17,468,390         10,792,600           15,468,192           9,945,647
                                         ==========         ==========         ============         ===========
Basic and diluted net loss per
   common share                          $    (0.05)        $    (0.02)        $      (0.11)        $     (0.05)
                                         ==========         ==========         ============         ===========

Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                  1,829,688                 --            1,626,957                  --
                                         ==========         ==========         ============         ===========

Number of shares underlying
   convertible debt excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                  1,614,534                 --            1,614,534                  --
                                         ==========         ==========         ============         ===========

Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                  2,572,000                 --            1,285,000                  --
                                         ==========         ==========         ============         ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this prospectus. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

RESULTS OF OPERATIONS

All of our business activities are conducted through our wholly-owned subsidiary Corporate Sports Incentives, Inc., as reflected in our consolidated financial information.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003.

        Our loss for the three months ended March 31, 2004 was $(957,004). This compares to a loss of $(218,075) for the three months ended March 31, 2003, an increase of $738,929, or 240%. The increase in the loss and the losses incurred in the three months ended March 31, 2004 essentially reflect expenditures related to building infrastructure, product development and the share exchange with the security holders of Corporate Sports. We expect losses due to the development of our retail product to continue in fiscal 2004 until we significantly penetrate the retail market and begin to recognize revenues, which we don't anticipate recognizing until fiscal 2005 and 2006 due to the delayed revenue recognition of our retail products.

        Net revenues for the three months ended March 31, 2004 were $548,171 from gift ticket sales. This compares to $726,274 in revenues for the three months ended March 31, 2003, which represents a decrease of $178,103, or 24.5%. The decrease is due to the fact that we are not recognizing "breakage" up-front on retail orders shipped and a small increase in expired ticket reserve levels. We anticipate that revenues from our corporate business will continue to grow, reaching approximately $3.2 million in fiscal 2004 as a result of new products and improved technology that have enabled us to achieve significant growth in our corporate business.

        Gross profit for the three months ended March 31, 2004 was $121,032, or 22.1% of revenues, for the three months ended March 31, 2004 as compared to $280,552, or 38.6% of revenues, for the three months ended March 31, 2003. The decline in gross profit was attributable to one-time costs associated with test sales of the retail product and a higher average redemption cost on ski tickets.

        Total operating expenses for the three months ended March 31, 2004 were $1,003,056 as compared to $499,270 for the three months ended March 31, 2003. The total increase in operating expenses was $503,786 and the most significant differences when comparing the three months ended March 31, 2004 with the three months ended March 31, 2003 were due to the share exchange with the security holders of Corporate Sports, additional staffing, consulting, professional fees in conjunction with the share exchange, marketing development, IT infrastructure upgrades and transaction costs related to bringing our products to the consumer market. We anticipate the operating expenses to continue to increase in fiscal 2004 due to marketing expenditures, increased selling activity, and additional support and administration staff to support the growth of our corporate business and the development and launch of our retail product.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, our capital resources have been limited. We have had to rely upon the sale of debt securities for cash required for product purchase purposes, for expansion of our business into the retail market, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and effect timely delivery of tickets to the retail chains that have entered into placement agreements with us will depend directly upon our ability to raise a minimum of approximately $5.0 million to $7.0 million of debt or equity financing over the next six to twelve months. We project that we will need to raise $2.0 million in fiscal 2004 and $2.5 million in fiscal 2005 to fund operations, complete projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transactions. The delay on cash realized may be as much as one year from the point of sale, because our current arrangement with our credit card processor, DISCOVER/Novus, requires consumer payments to be maintained in escrow pending use or redemption of our cards at the venue of use and payment by DISCOVER/Novus to the venue.

        Although we are actively seeking to relieve our cash flow deficit through a line of credit secured by escrowed funds and equity type financing, if it is not available or obtainable, our business may fail. We may have to abandon our efforts to penetrate the retail market, lay off approximately two-thirds of our staff and continue our corporate business on a manual basis. We cannot assure you that financing, whether debt or equity, will always be available to us in an amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us.

        Between March 2003 and November 2003, Utix and Corporate Sports borrowed an aggregate of $1,295,000 from its executive officers, directors, principal stockholders and other third parties. In connection with such borrowings, we issued to the lenders our 7% notes due November 13, 2004 and warrants entitling such persons to purchase an aggregate of 825,000 shares of our common stock at an exercise price of $0.001 per share. The notes contain provisions regarding mandatory prepayment if an equity financing of at least $1.5 million is completed, and requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person.

        As part of our fund  raising  efforts,  in February  2004 we borrowed an additional $350,000 from three persons, including certain principal stockholders. Such loans are also evidenced by our 7% notes due and payable on November 30, 2004. The notes have a provision regarding mandatory prepayment if we receive net proceeds in excess of $3,000,000 from any debt or equity financing completed prior to November 30, 2004, and requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. We also issued to the lenders five year warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share. We have the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

            o Our common stock trades on the NASD Over-The-Counter Bulletin Board or another national securities exchange;

            o The average closing price of our common stock, as traded on such exchange for the 30 consecutive days prior to our submission of a notice of redemption, shall equal or exceed $0.30 per share; and

            o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or otherwise exempt from such registration requirements.

        Furthermore, in April 2004 we issued secured subordinated notes for an aggregate amount of $260,000 from four persons, including certain officers, directors and other affiliates, that are due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. The notes have a provision that requires the prior written consent of at least a majority of the lenders before we can
(1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person.

        As of March 31, 2004 we had cash, cash equivalents and certificates of deposits of $271,820 as compared to $208,744 as of March 31, 2003. Working capital deficiency at March 31, 2004 was $(2,679,066) as compared to a working capital deficiency of $(1,189,251) at March 31, 2003. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with the share exchange with the security holders of Corporate Sports, the building of infrastructure consisting of database systems upgrades, computer hardware and IT integration, and the development of the retail package. In the six months ended March 31, 2004, we received $50,000 from the issuance of convertible loans and $950,000 from bridge loans for a total of $1,000,000. We primarily used the funds as follows: staffing cost, marketing development, and transaction costs to bring products to the consumer market.
Accounts payable and accrued liabilities increased $620,060. Cash inflows exceeded cash outflows during the period and increased cash on hand by $126,344 during the six months ended March 31, 2004, leaving a cash balance at March 31, 2004 of $271,820.

        We intend to raise an additional $4,000,000 to $6,000,000 of equity to repay our bridge loans and meet our ongoing working capital requirements in 2004, including the financing of the production of an adequate inventory of tickets for our Fall and Winter retail programs. We cannot assure you that we will be successful in registering or selling such securities by the end of the third quarter of 2004 or otherwise receive adequate net proceeds to enable us to meet existing contractual commitments or otherwise achieve our business goals.

        We do not have any commitments for material expenditures over either the near or long term.

CASH FLOW FROM SALES AND RECOGNITION OF REVENUES.

        We customarily sell our gift tickets to corporate or business clients on terms that require full payment, either in advance or within thirty days of purchase. We recognize a portion of the transaction revenues at the time of sale, and the balance, together with the cost of the gift ticket, at the time the ticket is used or redeemed by the user at the golf course, ski resort or other venue. The portion of the selling price of our corporate gift tickets that we recognize as revenue at the time of sale is based upon the historical percentage of our one-year corporate gift tickets that expire unused by recipients (known in our business as "breakage").

        With respect to our new GIFTIX retail tickets, once sold to a consumer, our current arrangements require that the full value of the sale be deposited in an escrow account controlled by DISCOVER/Novus until DISCOVER/Novus either makes payment to the golf course, ski resort or other venue, upon redemption or use of the card, or when the card expires unused. Consequently, we will not realize any cash from a sale until the ticket is redeemed or is subject to breakage, which could be as much as one year from the date of sale of the card at retail. This will require us to obtain additional financing to fund the escrow account. Although we believe that we will be able to obtain an institutional line of credit secured by our interest in sale proceeds retained in the DISCOVER/Novus escrow account, to date, we have not received any firm proposals or commitments for such financing. Failure to obtain such financing will impact our ability to sell at the retail level.

        We recognize both revenues and costs of sales at the time of redemption. We recognize revenues on unredeemed retail tickets when the consumers' ability to use the ticket expires (usually after one year).

        As a result of our recognition policy, although sales of our retail gift tickets may be robust, we will not be able to recognize revenues and profits from such sales until the tickets are used or expire, which may be as much as one year from the date of the actual retail sale. Accordingly, as we attempt to develop our retail distribution model, a key measure of our potential success and profitability in the early years of our development will be the number of GIFTIX retail tickets sold at the cash register of the retailer.

OPTIONS AND WARRANTS

        As of the date of this Report, we had outstanding 5,259,401 options and warrants. The exercise price of the exercisable warrants range from $0.001 to $0.5166 per share. If all of the options and warrants are exercised prior to their expiration we will receive aggregate proceeds of $1,651,585.

DIVIDENDS

        We have not shown positive earnings in the past two fiscal years, and have not paid any dividends. In all likelihood, we will use our earnings, if any, to develop our business and do not intend to declare dividends for the foreseeable future. Any decision to pay dividends on our common stock in the future will be made by our board of directors on the basis of earnings, financial requirements and other such conditions that may exist at that time.

GOING CONCERN

        We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address these issues, and have raised approximately $1,260,000 in aggregate proceeds in the form of notes payable since September 30, 2003. Additionally, we have revised the terms of our notes payable prior to September 30, 2003 to extend the maturity dates. We have also commenced discussions to raise equity capital with the intention of repaying our notes and meeting our ongoing working capital requirements throughout 2004 and 2005. We are in the process of expanding our product sales into the retail distribution channel. In addition to our current golf, ski resort and spa prepaid tickets, we intend to capitalize on our enabling magnetic tape payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues.

        Based upon these factors, among others, our independent auditors have expressed the opinion that there is substantial doubt that we can continue as a going concern unless we raise additional capital and bring our products to the retail market.

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 3.  CONTROLS AND PROCEDURES

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.


PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In February 2004, an aggregate amount of $350,000 of 7% bridge notes were issued to three persons, including certain of our principal stockholders. Such notes accrue interest at the rate of 7% per annum and are due and payable on the earlier of November 30, 2004 or our receipt of net proceeds in excess of $3.0 million from any equity type financing consummated prior to November 30, 2004. We also issued to the lenders warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event we issue and sell common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share. Under certain conditions, we have the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise). The securities described above were issued in reliance upon the exemption set forth of Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Certificate of Incorporation**

3.2      Bylaws**

10.1 Services Agreement, effective as of April 1, 2003, by and between WildCard Systems, Inc. and Corporate Sports Incentives, Inc.**

10.2 Development Agreement, dated April 4, 2003, by and between WildCard Systems, Inc. and Corporate Sports Incentives, Inc.**

10.3 Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc.**

10.4     Employment Agreement for Anthony G. Roth**

10.5     2003 Stock Option Plan**

10.6     Lease  for  principal   offices   located  at  170  Cambridge   Street,
         Burlington, MA**

31.1     Rule 13a-14(a)/15d-14(a)  Certification.*

31.2     Rule 13a-14(a)/15d-14(a) Certification.*

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements. ***

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. ***

-------------
*        Filed herewith.

**       Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 12, 2004.

*** The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 UTIX GROUP, INC.
                                                 ---------------------------
                                                 (Registrant)

Date:  May 17, 2004                              /s/ Anthony G. Roth
                                                 ---------------------------
                                                 Name:  Anthony G. Roth
                                                 Title:  Chief Executive Officer