Form 10QSB
period 2004-06-30
UTIX GROUP INC
filed 2004-08-16
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2004

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _________________ to ________________

                         Commission File Number 0-50589

                                UTIX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          75-2340624
            --------                                          ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of August 9, 2004 was 17,568,391.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                               1
                Unaudited Consolidated Balance Sheet as of June 30, 2004
                  and September 30, 2003                                       1
                Unaudited Consolidated Statements of Operations
                  for the Three Months Ended and Nine Months Ended
                  June 30, 2004 and 2003                                       2
                Unaudited Consolidated Statements of Stockholders'
                  Deficit and Comprehensive Income (Loss)
                  for the Nine Months ended June 30, 2004                      3
                Unaudited Consolidated Statements of Cash Flows
                  for the Nine Months Ended June 30, 2004 and 2003             4
                Notes to Unaudited Consolidated Financial Statements           5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         14
Item 3.     Controls and Procedures                                           22

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 22
Item 2      Changes in Securities and Small Business                          23
            Issuer Purchases of Equity Securities
Item 3      Defaults upon Senior Securities                                   24
Item 4      Submission of Matters to a Vote of Security Holders               24
Item 5      Other Information                                                 24
Item 6      Exhibits and Reports on Form 8-K                                  24

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  SEPTEMBER 30,      June 30,
ASSETS                                                2003             2004
                                                  ------------     ------------

Current Assets:
   Cash and cash equivalents                      $    145,476     $  1,604,181
   Accounts receivable, net                            138,475          115,032
   Inventory                                            12,480          392,609
   Prepaid expenses                                         --          235,386
                                                  ------------     ------------
         Total current assets                          296,431        2,347,208
                                                  ------------     ------------

Property and equipment:
   Equipment                                           164,903          413,353
   Furniture and fixtures                               39,447           43,173
                                                  ------------     ------------
                                                       204,350          456,526
   Less - accumulated depreciation                     113,191          146,161
                                                  ------------     ------------
       Property and equipment, net                      91,159          310,365
                                                  ------------     ------------

Other assets                                            15,550           18,288
                                                  ------------     ------------
TOTAL ASSETS                                      $    403,140     $  2,675,861
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of notes payable            $         --     $  1,927,406
   Current maturities of notes payable
      to related parties                               225,000          361,524
   Current maturities of capital
      lease obligations                                  8,267           16,908
   Accounts payable                                    211,155          844,749
   Accrued expenses                                    103,686          399,859
   Customer deposits                                   372,087          730,695
   Deferred revenue                                    732,123        1,252,734
                                                  ------------     ------------
      Total current liabilities                      1,652,318        5,533,875
                                                  ------------     ------------

Long-term liabilities:
   Notes payable - less current maturities             345,000          914,014
   Notes payable to related parties - less
      current maturities                                75,000           75,000
   Capital lease obligations - less
      current maturities                                16,028           31,020
                                                  ------------     ------------
      Total long-term liabilities                      436,028        1,020,034
                                                  ------------     ------------

Stockholders' deficit:
   Preferred stock, $0.001 par value,
      10,000,000 shares authorized;
      no shares issued and outstanding                      --               --
   Common stock, $0.001 par value,
      50,000,000 shares authorized;
      10,792,600 and 17,468,391 shares
      issued and outstanding at
      September 30, 2003 and at
      June 30, 2004, respectively                       10,792           17,468
   Additional paid in capital                           18,914          622,952
   Accumulated deficit                              (1,714,912)      (4,518,468)
                                                  ------------     ------------
      Total stockholders' deficit                   (1,685,206)      (3,878,048)

                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    403,140     $  2,675,861
                                                  ============     ============

            See accompanying notes to unaudited financial statements

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,

                                                               2003             2004             2003             2004
                                                          ------------     ------------     ------------     ------------
Net revenues                                              $    616,138     $    574,876     $  1,697,766     $  1,545,571

Cost of revenues                                               396,167          399,298        1,065,774        1,078,740
                                                          ------------     ------------     ------------     ------------

      Gross profit                                             219,971          175,578          631,992          466,831

Selling and administrative expenses                            459,258        1,219,811        1,363,810        3,080,695
                                                          ------------     ------------     ------------     ------------

      Loss from operations                                    (239,287)      (1,044,233)        (731,818)      (2,613,864)
                                                          ------------     ------------     ------------     ------------

Other income (expense):
   Investment income, net                                          553               --            8,075               --
   Gain on sale of marketable securities                           103               --              118               --
   Interest expense                                             (9,314)         (81,337)         (10,127)        (189,692)
                                                          ------------     ------------     ------------     ------------
                                                                (8,658)         (81,337)          (1,934)        (189,692)
                                                          ------------     ------------     ------------     ------------

      Loss before provision (benefit) for income taxes        (247,945)      (1,125,570)        (733,752)      (2,803,556)

Provision (benefit) for income taxes                                --               --               --               --
                                                          ------------     ------------     ------------     ------------

                                                          ------------     ------------     ------------     ------------
      Net loss                                            $   (247,945)    $ (1,125,570)    $   (733,752)    $ (2,803,556)
                                                          ============     ============     ============     ============


Net loss per share:
   Basic and diluted                                      $      (0.02)    $      (0.06)    $      (0.07)    $      (0.17)

Weighted average number of shares outstanding:
   Basic and diluted                                        10,729,600       17,468,390       10,227,965       16,134,925

            See accompanying notes to unaudited financial statements

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                              Accumu-
                                                                                                               lated
                                                                                                               Other
                                                                                                              Compre-
                                                                                   Additional                 hensive      Total
                            Comprehensive   Preferred Stock       Common Stock      Paid in    Accumulated    Income   Stockholders'
                            Income (Loss)   Shares   Amount     Shares     Amount    Capital      Deficit     (Loss)      Deficit
                             -----------    ------   ------   ----------  -------  ----------  ------------   -------  -------------
Balance, September 30, 2003                     --   $   --   10,792,600  $10,792   $  18,914   $(1,714,912)  $   --    $(1,685,206)

Net Loss                     $(2,803,556)                --           --       --          --    (2,803,556)      --    $(2,803,556)

November 13, 2003
Share Exchange
  Chantal shares were
  exchanged for 5,350,791
  shares in UTIX Group                          --       --    5,350,791    5,351      (5,351)           --       --    $        --

Exercise of warrants                            --       --    1,325,000    1,325          --            --       --    $     1,325

Issuance of warrants
  exchanged for services                                                              161,910            --       --    $   161,910

Issuance of common stock
  warrants                                                                            447,479            --       --    $   447,479
                             ------------------------------------------------------------------------------------------------------
Comprehensive income (loss)  $(2,803,556)
                             ===========

Balance, June 30, 2004                          --       --   17,468,391   17,468     622,952    (4,518,468)      --    $(3,878,048)
                                        ===========================================================================================

            See accompanying notes to unaudited financial statements

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                             FOR THE NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                               2003             2004
                                                                           ------------     ------------
Cash flows from operating activities:
   Net loss                                                                $   (733,752)    $ (2,803,556)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                           20,704           32,970
         Bad debt expense                                                            --            5,000
         Gain on sale of marketable securities                                     (118)              --
         Interest expense on original issue discounts                                --           85,924
         Stock compensation                                                      58,347          101,947
         Changes in assets and liabilities
            (Increase) decrease in:
                Accounts receivable                                             (94,775)          18,443
                Inventory                                                       (13,844)        (380,129)
                Prepaid expenses                                                 75,977         (175,423)
                Other current assets                                             15,000           (2,064)
            Increase (decrease) in:
                Accounts payable                                                    (53)         633,594
                Accrued expenses                                                (18,614)         296,173
                Deferred revenue                                                366,502          520,611
                Customer deposits                                                82,417          358,608
                                                                           ------------     ------------
                    Net cash used in operating activities                      (242,209)      (1,307,902)
                                                                           ------------     ------------

Cash flows from investing activities:
   Proceeds from redemption of certificates of deposit                          327,439               --
   Purchases of property and equipment                                          (23,895)        (222,981)
   Proceeds from sale of marketable securities                                   73,963               --
                                                                           ------------     ------------
                    Net cash provided by (used in) investing activities         377,507         (222,981)
                                                                           ------------     ------------

Cash flows from financing activities:
   Proceeds from notes payable                                                       --        2,764,500
   Proceeds from related party notes payable                                    195,000          230,000
   Payments on capital lease obligations                                           (560)          (5,562)
   Proceeds from warrant exercise                                                    --            1,325
   Repayment of loan to related party                                                --             (675)
                                                                           ------------     ------------
                    Net cash provided by financing activities                   194,440        2,989,588
                                                                           ------------     ------------

Net increase in cash and cash equivalents                                       329,738        1,458,705

Cash and cash equivalents, beginning of year                                     75,162          145,476
                                                                           ------------     ------------

Cash and cash equivalents, end of period                                   $    404,900     $  1,604,181
                                                                           ============     ============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                                  $         --     $     16,595
                                                                           ============     ============

Supplemental disclosure of noncash investing and financing activities:
   Equipment acquired under capital lease obligation                       $     26,000     $     29,195
                                                                           ============     ============

            See accompanying notes to unaudited financial statements

================================================================================

1.       BASIS OF PRESENTATION

         The consolidated financial information as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 is unaudited and includes all adjustments consisting only of normal recurring accruals that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and nine months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2004 or for any future periods.

         These consolidated financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended, September 30, 2003, together with the auditors' report, included in the Company's Form 10-SB, as filed with the Securities and Exchange Commission.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a net working capital deficiency and a net stockholders' deficit that raise substantial doubt about its ability to continue as a going concern.

         Management has undertaken a number of initiatives to address the financial and operational matters noted above. The Company has raised $2,994,500 in aggregate proceeds in the form of notes payable (bridge notes) since September 30, 2003. Additionally, the Company has revised the terms of its existing notes payable to extend the maturity dates. The Company has commenced discussions to raise equity capital with the intention of repaying the bridge loans and meeting the Company's ongoing working capital requirements throughout 2004. The Company is in the process of expanding its product sales into the retail distribution channel and intends to capitalize on its enabling magnetic tape payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues.

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

2.       NATURE OF THE BUSINESS

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

================================================================================

3.       SHARE EXCHANGE TRANSACTION

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

         Accordingly, the Company has presented prior historical financial information of Corporate Sports in the accompanying unaudited financial statements, through the date of completion of the acquisition. It has also retroactively restated Corporate Sports historical stockholders' equity to reflect the equivalent numbers of shares of common stock received in the acquisition. All share and per share information included in the accompanying financial statements and notes give effect to the exchange.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

================================================================================

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         REVENUE RECOGNITION...continued

         For new products and new distribution channels (primarily retail with which the Company has limited actual experience) non-redemptions are recognized as revenue upon ticket expiration, which is generally one year from date of sale.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income
         (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss), such as unrealized holding gains and losses on securities and adjustments for realized gains on securities.

         Comprehensive loss for the three and nine months ended June 30, 2004 and 2003 was as follows:

                                Three months ended          Nine months ended
                              June 30,      June 30,      June 30,     June 30,
                                2004          2003          2004         2003
                            -----------   -----------   -----------   ---------
                            (unaudited)   (unaudited)   (unaudited)  (unaudited)

Net loss                    $(1,125,570)  $  (247,945)  $(2,803,556)  $(733,752)

Unrealized holding losses
   on securities                     --          (275)           --      (2,373)
                            -----------   -----------   -----------   ---------

Total comprehensive loss
                            $(1,125,570)  $  (248,220)  $(2,803,556)  $(736,125)
                            ===========   ===========   ===========   =========


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

================================================================================

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         STOCK-BASED COMPENSATION

         As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is described more fully in
         Note 6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure (SFAS 148). This statement amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.

         Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the nine months ended June 30, 2004 are as follows:

                  Risk-free interest rates                         3.18% - 3.25%
                  Expected lives                                         5 years
                  Expected volatility                                   0% - 50%
                  Dividend yield                                              0%
                  Weighted-average fair value of grants                    $0.20

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

         The Board of Directors approved 4,000,000 as the amount of options that may be granted by the Company under the Plan. Under the Plan, the option exercise price is at least equal to the stock's fair market price on the date of grant, and the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. During the nine months ended June 30, 2004, 2,702,000 options were granted with exercise prices ranging from $0.40 to $0.50, none of which were issued in the three months ended June 30, 2004. No options had been issued as of September 30, 2003.

================================================================================

5.       NOTES PAYABLE

         In November 2003, the Company issued a 7% convertible bridge note (7% convertible notes) to related parties in an aggregate amount of $225,000, with principal and interest due in November 2004. The note is subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company and is convertible into 96,855 shares of common stock at the holder's request between July 15, 2004 and July 15, 2006. As additional consideration under the line of credit, Corporate Sports issued five year warrants to purchase an aggregate of 108,894 shares of common stock at an exercise price of $0.207 per share. The holders also received warrants entitling them to purchase an aggregate of 225,000 shares of common stock at an exercise price of $.001 per share. The difference between the face amount of the convertible note of $225,000 and the initial carrying value of the convertible note of $186,176 was recorded as a debt discount and is being amortized to interest expense over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of June 30, 2004, the obligation is reported net of $14,559 related to unamortized debt discount. The warrants to purchase 225,000 shares of common stock at an exercise price of $.001 per share were exercised during the quarter ended December 31, 2003.

         In June 2004, the holders of $125,000 of 7% convertible notes to related parties agreed to convert at $.35 per share, contingent upon an effective registration statement. The original conversion price was $2.32 per share. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs.

         In November 2003, the Company issued convertible notes in an aggregate amount of $470,000 ($75,000 to related parties) (9% convertible notes), which accrue interest at the rate of 9% per annum, payable semi-annually, and mature in 2006. As additional consideration for providing this loan, the lenders received five year warrants to purchase an aggregate of 909,869 shares of common stock at an exercise price of $0.517 per share. The note is unconditionally guaranteed by the Company and is convertible into an aggregate of 1,091,843 shares of common stock at the holder's request between December 31, 2004 and July 15, 2006. The note may be repaid prior to maturity by providing the holder thirty-day notice and paying a 10% premium. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

         In June 2004, the holders of the 9% convertible notes issued to related and unrelated parties agreed to convert at $.35 per share contingent upon an effective registration statement. The original conversion price was $.41 per share. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs. In addition, the Company reduced the exercise price of the warrants from $0.52 to $0.35 per share and increased the number of warrants available from 909,869 to 1,342,857. The Company will record a charge for the difference between the fair value of the warrants before and after the exercise price revision, if and when such conversion occurs.

================================================================================

5.       NOTES PAYABLE ...continued

         In November 2003, the Company issued notes in an aggregate amount of $600,000 ($70,000 to related parties) (7% notes), which accrue interest at the rate of 7% per annum, payable quarterly, $300,000 of which maturing through October 31, 2004 and $300,000 of which maturing through October 1, 2005 pursuant to an agreement with the note holders to extend the original maturity date of October 31, 2004. In June 2004, the Company entered into agreements with note holders to add a conversion feature to $300,000 of the notes to unrelated parties in order to extend the maturity date of the notes to October 1, 2005. The notes are convertible into 857,143 shares of the Company's common stock at the holders request prior to the respective maturity dates. The Company will record a charge for the difference between the fair value of the securities issued upon conversion and the carrying value of the convertible debt immediately prior to the conversion, if and when such conversion occurs. The notes are subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company. As additional consideration, the holders received warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $514,547 and $85,453, respectively. The difference between the face amount of the note of $600,000 and the aggregate purchase price of the convertible note of $514,547 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At June 30, 2004, the obligation is reported net of $35,992 related to unamortized debt discount related to the warrants. These warrants were exercised during the quarter ended December 31, 2003.

         In February 2004, the Company issued an additional aggregate amount of $350,000 of 7% bridge notes ($350K notes). Such notes accrue interest at the rate of 7% per annum, $100,000 of which are due and payable on the earlier of November 30, 2004 or out of any net proceeds in excess of $3.0 million that the Company receives in connection with any type of equity financings consummated, as defined, and $250,000 of which is due and payable on October 1, 2005 pursuant to an agreement with the noteholders to extend the original maturity date of November 30, 2004. In June 2004, the Company entered into agreements with note holders to add a conversion feature to $250,000 of these notes to unrelated parties in order to extend the maturity date of the notes to October 1, 2005. The notes are convertible into an aggregate of 714,286 shares of the Company's common stock at the holders request prior to the respective maturity dates. The Company will record a charge for the difference between the fair value of the securities issued upon conversion and the carrying value of the convertible debt immediately prior to the conversion, if and when such conversion occurs.

         The Company also granted the holders warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event of issuance or sale of common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share. The Company has the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) based on certain conditions, as defined. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $317,478, and $32,522, respectively. The difference between the face amount of the note of $350,000 and the initial carrying value of the note of $317,478 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At June 30, 2004, the obligation is reported net of $20,326 related to unamortized debt discount.

================================================================================

5.       NOTES PAYABLE ...continued

         In April and May 2004, the Company issued notes in an aggregate amount of $460,000 ($85,000 to related parties) (10% notes), which accrue interest at the rate of 10% per annum, payable semi-annually, and mature on December 31, 2004, unless accelerated by an equity financing exceeding $3.5 million, as described. The notes are secured by the assets of the Company.

         In May 2004, the Company issued notes to unrelated parties for aggregate proceeds of $1,534,500 (15% notes). The notes bear interest at 15%, payable quarterly. The principal maturity date is the earlier of May 2005 or the date of a financing yielding proceeds in excess of $2.5 million. The notes also included warrants granting the lender the right to purchase 4,384,285 shares of common stock at $0.35 per share. The warrants are subject to contingent repurchase rights held by the Company. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $1,243,821 and $290,679, respectively. The difference between the face amount of the note of $1,534,500 and the initial carrying value of the note of $1,243,821 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants.

         In connection with the issuance of the 15% notes, the Company paid a fee to an unrelated party of $114,000 and agreed to issue warrants to a different unrelated third party granting the holder the right to purchase 500,000 shares of common stock at $0.25 per share. At the date the financing was consummated, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants to be issued of approximately $60,000, in addition to the cash fee, was recorded as a deferred financing cost that will be amortized over the life of the underlying debt instrument.

         In June 2004, the Company and note holders of $10,000 of 7% notes to related parties, $155,000 of 7% notes to unrelated parties, $65,000 of 10% notes to related parties and $375,000 of 10% notes to unrelated parties agreed to add a conversion feature to the notes, contingent upon an effective registration statement. The notes are convertible into 1,728,572 shares of the Company's common stock at the holders request. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs.

         In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company stock at an exercise price of $0.001 and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants was accounted for as compensation expense of approximately $102,000 during the nine months ended June 30, 2004 in the accompanying statement of operations.

6.       STOCK COMPENSATION AND OPTION PLAN

         During 2003, the Company accelerated the vesting of 1,451,920 shares of restricted common stock originally granted to an officer of the Company as part of an employment agreement. The Company also granted 241,987 shares to a consultant for services performed. The Company recorded an aggregate of $58,347 of compensation expense related to the issuance of these shares.

================================================================================

6.       STOCK COMPENSATION AND OPTION PLAN...continued

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

7.       EARNINGS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended June 30, 2004 and 2003 and the nine months ended June 30, 2004 and 2003, potentially dilutive shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                         Three Months Ended             Nine Months Ended
                                       June 30,      June 30,        June 30,        June 30,
                                         2004          2003            2004            2003
                                     -----------    ----------    ------------    ------------
Net loss                             $(1,125,570)   $ (247,945)   $ (2,803,556)   $   (733,752)
                                     ===========    ==========    ============    ============

Weighted-average common shares
   and equivalents outstanding -
   basic and diluted                  17,468,390    10,792,600      16,134,925      10,227,965
                                     ===========    ==========    ============    ============
Basic and diluted net loss per
   common share                      $     (0.06)   $    (0.02)   $      (0.16)   $      (0.07)
                                     ===========    ==========    ============    ============

Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects               6,349,843            --       6,349,843              --
                                     ===========    ==========    ============    ============

Number of shares underlying
   convertible debt excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects               2,760,128            --       2,760,128              --
                                     ===========    ==========    ============    ============

Number of shares underlying
   contingently convertible debt
   excluded in calculation of
   diluted earnings per share due
   to anti-dilutive effects            3,471,675            --       3,471,675              --
                                     ===========    ==========    ============    ============

Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects               2,702,000            --       2,702,000              --
                                     ===========    ==========    ============    ============

8.       SUBSEQUENT EVENTS

         In August 2004, the Company entered into a financial advisory agreement with an unrelated third party. Under the agreement, the third party will assist the Company in raising additional proceeds either through the sale of equity securities or the issuance of debt. In consideration for entering into this agreement the Company agreed to pay the third party $150,000 over a six month period beginning January 1, 2005, and also agreed to issue 1,125,000 shares of its common stock for $.001 per share or $1,125. Consideration paid related to these services will be expensed over the minimum service period.

         In addition, the consideration may include 5% of the gross amount of any financing received and warrants to acquire 5% of any securities issued. This consideration in contingent upon consummation of an offering or a sale of the Company's common stock or other securities. The Company also agreed to sell the unrelated third party warrants to purchase up to 1,000,000 shares of common stock for $0.35 per share upon raising at least $2.5 million. The Company is uncertain if these contingencies will be realized. The total compensation paid to the third party directly related to any offering will be deferred and charged against the gross proceeds of the offering when, and if, consummated.

         The agreement may be canceled with thirty days notice, but not before January 31, 2005. Upon cancellation of the agreement or if financing is not consummated by June 30, 2005, the Company will issue the 1,125,000 shares of the Company's common stock, referred to above, for $.001 per share or $1,125.

         In August 2004, the Company rescinded the June 2004 conversion agreements with certain holders of the above described 7% notes, 9% notes and 10% notes. In lieu of such agreements, the Company has agreed to register an aggregate of 3,428,571 shares of the Company's common stock to be issued to the note holders at $0.35 per share in exchange for the cancellation of all or any portion of their notes.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003.

         Our loss for the three months ended June 30, 2004 was $(1,125,570). This compares to a loss of $(247,945) for the three months ended June 30, 2003, an increase of $877,625, or 354%. The increase in the loss and the losses incurred in the three months ended June 30, 2004 essentially reflect expenditures related to building infrastructure, product development and obtaining interim financing. We expect losses due to the development of our retail product to continue in fiscal 2004 until we significantly penetrate the retail market and begin to recognize revenues, which we don't anticipate recognizing until fiscal 2005 and 2006 due to the delayed revenue recognition of our retail products.

         Net revenues for the three months ended June 30, 2004 were $574,876 from gift ticket sales. This compares to $616,138 in revenues for the three months ended June 30, 2003, which represents a decrease of $41,262 or 7%. The decrease is due to the fact that we are not recognizing "breakage" up-front on retail orders shipped and a small increase in expired ticket reserve levels. Given delays in the start of our magnetic stripe program, which commenced in the month of June, we do not expect to begin to realize growth in our corporate business revenues until 2005. Accordingly, we expect our annual corporate revenues for 2004 to be about $2.3 million. We anticipate that the June 2004 launch of the magnetic stripe program and new product offerings which will begin to be launched toward the end of 2004 will enable significant growth in both the corporate and retail business in 2005.

         Gross profit for the three months ended June 30, 2004 was $175,578, or 31% of revenues, for the three months ended June 30, 2004 as compared to $219,917, or 36% of revenues, for the three months ended June 30, 2003. The decrease in gross profit was attributable to higher average golf redemption costs along with processing and other monthly service fees associated with the new magnetic stripe program.

         Total operating expenses for the three months ended June 30, 2004 were $1,219,811 as compared to $459,258 for the three months ended June 30, 2003. The total increase in operating expenses was $760,553. The most significant cost increase when comparing the three months ended June 30, 2004 with the three months ended June 30, 2003 were attributable to obtaining interim financing, additional staffing, consulting, professional fees, marketing development, IT infrastructure upgrades and transaction costs related to bringing our products to the consumer market. We anticipate the operating expenses to continue to increase in fiscal 2004 due to marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate business and the development and launch of our retail products.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE NINE MONTHS ENDED
JUNE 30, 2003.

         Our loss for the nine months ended June 30, 2004 was $(2,803,556). This compares to a loss of $(733,752) for the nine months ended June 30, 2003, an increase of $2,069,804, or 282%. The increase in the loss and the losses incurred in the nine months ended June 30, 2004 essentially reflect expenditures related to building infrastructure, product development and the share exchange with the security holders of Corporate Sports. We expect losses due to the development of our retail product to continue in fiscal 2004 until we significantly penetrate the retail market and begin to recognize revenues, which we don't anticipate recognizing until fiscal 2005 and 2006 due to the delayed revenue recognition of our retail products.

         Net revenues for the nine months ended June 30, 2004 were $1,545,571 from gift ticket sales. This compares to $1,697,766 in revenues for the nine months ended June 30, 2003, which represents a decrease of $152,195, or 9%. The decrease is due to the fact that we are not recognizing "breakage" up-front on retail orders shipped and a small increase in expired ticket reserve levels. Given delays in the start of our magnetic stripe program, which commenced in the month of June, we do not expect to begin to realize growth in our corporate business revenues until 2005. Accordingly, we expect our annual corporate revenues for 2004 to be about $2.3 million. We anticipate that the June 2004 launch of the magnetic stripe program and new product offerings which will begin to be launched toward the end of 2004 will enable significant growth in both the corporate and retail business in 2005.

         Gross profit for the nine months ended June 30, 2004 was $466,831, or 30% of revenues, for the nine months ended June 30, 2004 as compared to $631,992, or 37% of revenues, for the nine months ended June 30, 2003. The decrease in gross profit was attributable to one-time costs associated with test sales of the retail product and the fact that we are not recognizing "breakage" up-front on retail orders shipped.

Total operating expenses for the nine months ended June 30, 2004 were $3,080,695 as compared to $1,363,810 for the nine months ended June 30, 2003. The total increase in operating expenses was $1,716,885 and the most significant differences when comparing the nine months ended June 30, 2004 with the nine months ended June 30, 2003 were due to the share exchange with the security holders of Corporate Sports, additional staffing, consulting, professional fees in conjunction with the share exchange, marketing development, IT infrastructure upgrades and transaction costs related to bringing our products to the consumer market. We anticipate the operating expenses to continue to increase in fiscal 2004 due to marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate business and the development and launch of our retail product.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our capital resources have been limited. We have had to rely upon the sale of debt securities for cash required for product purchase purposes, for expansion of our business into the retail market, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and effect timely delivery of tickets to the retail chains that have entered into placement agreements with us will depend directly upon our ability to raise a minimum of approximately $5.0 million to $8.0 million of debt or equity financing over the next six to twelve months. We project that we will need to raise $2.0 million in fiscal 2004 and $2.5 million in fiscal 2005 to fund operations, complete projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transactions. The delay on cash realized may be as much as one year from the point of sale because our current arrangement with our credit card processor, DISCOVER/Novus, requires consumer payments to be maintained in escrow pending use or redemption of our cards at the venue of use and payment by DISCOVER/Novus to the venue.

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

         Between March 2003 and November 2003, we and our subsidiary Corporate Sports borrowed an aggregate of $1,295,000 from its executive officers, directors, principal stockholders and other third parties. In connection with such borrowings, we issued to the lenders our 7% notes due November 13, 2004 and warrants entitling such persons to purchase an aggregate of 825,000 shares of our common stock at an exercise price of $0.001 per share, and 9% convertible notes due 2006 and warrants entitling such persons to purchase an aggregate of 909,869 shares of our common stock at an exercise price of $0.52 per share. The 7% notes contain provisions regarding mandatory prepayment if an equity financing of at least $1.5 million is completed, and both the 7% notes and the 9% notes require the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $760,000 principal amount of these 7% and 9% notes agreed to convert their notes into an aggregate of 2,142,857 shares of our common stock at a conversion price of $0.35 per share. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase an aggregate of 1,342,857 shares of our common stock from an exercise price of $0.52 per share to $.35 per share. In August 2004, we rescinded the June 2004 conversion agreements with the holders of $280,000 of our 7% notes and $470,000 of our 9% notes. In lieu of such agreements, we have elected to register for sale pursuant to a registration statement that we are filing with the SEC up to 2,142,857 shares of our common stock that we intend to offer to the holders of such notes, at a price of $0.35 per share, in exchange for the cancellation of all or any portion of their notes. There can be no assurance that any or all of such note holders will elect to cancel their notes. Furthermore, pursuant to an oral non-binding agreement in June 2004, four of the holders of the notes issued in November 2003 aggregating $300,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in a subsequent registration statement. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares.

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

Pursuant to an oral non-binding agreement in June 2004, two of the noteholders aggregating $250,000 agreed to extend the maturity date of the notes to November 30, 2005 in exchange for us allowing them, at any time prior to November 30, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in a subsequent registration statement. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares.

         Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, that are due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under his or her 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; PROVIDED, HOWEVER, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes have a provision that requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $440,000 aggregate principal amount of these 10% notes agreed to convert their notes into an aggregate of 1,285,714 shares of Utix common stock at a conversion price of $0.35 per share. In August 2004, we rescinded the June 2004 conversion agreements with the holders of $440,000 of our 10% notes. In lieu of such agreements, we have elected to register for sale pursuant to a registration statement that we are filing with the SEC up to 1,285,714 shares of our common stock that we intend to offer to the holders of such notes, at a price of $0.35 per share, in exchange for the cancellation of all or any portion of their notes. There can be no assurance that any or all of such note holders will elect to cancel their notes.

         In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to eleven persons, some of whom are current shareholders of the Company. The notes are due in May 2005 and bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date, out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. If we prepay the notes after November 28, 2004, we are also obligated to pay as a premium one year's interest on the then outstanding balance of the notes, less any interest previously paid. The notes are secured by a priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. We also issued to the lenders five year warrants entitling them to purchase 4,384,285 shares of our common stock at an exercise price of $0.35 per share. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for

$.01 each on 60 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

            o Our common stock trades on the NASD over-the-counter bulletin board or another national securities exchange;

            o The average closing price of our common stock, as traded on such exchange for the 30 consecutive days prior to our submission of a notice of redemption, shall equal or exceed 200% of the exercise price of the warrants;

            o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or otherwise exempt from such registration requirements; and

            o The average of the dollar value of our shares of common stock that trade on any securities exchange for the 60 trading days prior to the date we elect to redeem the warrants shall equal or exceed $75,000.

In connection with the sale of the 15% notes, we paid a $114,200 finders fee to Great Court Capital, LLC and agreed to issue warrants to purchase 500,000 of our shares at an exercise price of $0.25 per share to an unaffiliated third party. In May 2004, we entered into a financial advisory agreement with Strategic Development Partners, LLC, an affiliate of Great Court. Under the terms of the advisory agreement, Strategic Development Partners agreed to assist us in connection with our marketing efforts and in introducing us to investment bankers and/or broker/dealers who may assist us in the sale of our securities in the United States and Europe. We agreed to issue to Strategic Development Partners, for $1,143, a total of 1,142,857 shares of our common stock and paid Strategic Development Partners $75,000. We had the right to cancel the agreement at any time after July 28, 2004 on 30 days notice. In July 2004 we notified Strategic Development Partners of our intention to cancel the financial advisory agreement. On August 9, 2004, we renegotiated a new arrangement with Strategic Development Partners, as evidenced by an amended and restated financial advisory agreement. Under the terms of the new arrangement:

      o we are free to seek debt and/or equity financing in the United States or elsewhere, either directly or through any investment banking firm or broker dealer of our choosing, and the financial advisory services to be provided by Strategic Development Partners are limited only to a proposed offering of our equity or equity type securities on the Alternative Investment Market (AIM) of the London Stock Exchange, which offering we do not intend to proceed with, if at all, until 2005;

      o if we complete an offering of our securities on the AIM through Strategic Development Partners at any time on or before June 30, 2005, in addition to a cash finders fee equal to $100,000 plus 5% of the gross proceeds received and warrants to purchase 5% of the securities we may sell at an exercise price of 110% of the per share offering price, we will issue to Strategic Development Partners, for $1,125, an aggregate of 1,125,000 shares of our common stock. In addition, if we receive proceeds of $2.5 million or more from the AIM financing, Strategic Development Partners would be entitled to receive warrants to purchase up to an additional 1,000,000 of our shares at an exercise price equal to $0.35 per share, and we will engage Strategic Development Partners as a financial consultant for a period of two years following completion of the AIM financing and pay $15,000 per month under such consulting agreement; and

      o we have no obligation to either proceed with or complete the proposed AIM financing; however, if our board of directors determines, in the exercise of its sole discretion, not to seek an AIM financing, or we do not otherwise complete such AIM financing by June 30, 2005, we would be obligated to pay Strategic Development Partners as a "breakup" fee, 1,125,000 shares of our common stock for $1,125.

         As of June 30, 2004 we had cash, cash equivalents and certificates of deposits of $1,604,181 as compared to $404,900 as of June 30, 2003. Working capital deficiency at June 30, 2004 was $(3,186,667) as compared to a working capital deficiency of $(1,419,795) at June 30, 2003. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with the share exchange with the security holders of Corporate Sports and interim financing, the building of infrastructure consisting of database systems upgrades, computer hardware and IT integration, inventory build-up and the development of the retail packaging. In the nine months ended June 30, 2004, we received $50,000 from the issuance of convertible loans and $2,944,500 from bridge loans for a total of $2,994,500. We primarily used the funds as follows: staffing cost, marketing development, and transaction costs to bring products to the consumer market. Accounts payable and accrued liabilities increased
$929,767. Cash inflows exceeded cash outflows during the period and increased cash on hand by $1,458,705 during the nine months ended June 30, 2004, leaving a cash balance at June 30, 2004 of $1,604,181.

         We intend to raise an additional $5,000,000 to $8,000,000 of equity to repay our bridge loans and meet our ongoing working capital requirements in calendar 2004, including the financing of the production of an adequate inventory of tickets for our fall and winter retail programs. We cannot assure you that we will be successful in registering or selling such securities by the end of the fourth quarter of 2004 or otherwise receive adequate net proceeds to enable us to meet existing contractual commitments or otherwise achieve our business goals.

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

         As a result of our revenue recognition policy, although sales of our retail gift tickets may be robust, we will not be able to recognize revenues and profits from such sales until the tickets are used or expire, which may be as much as one year from the date of the actual retail sale. Accordingly, as we attempt to develop our retail distribution model, a key measure of our potential success and profitability in the early years of our development will be the number of GIFTIX retail tickets sold at the cash register of the retailer.

OPTIONS AND WARRANTS

         As of the date of this Report, we had outstanding 11,811,971 options, warrants and convertible notes. The exercise price of the exercisable warrants and options and the conversion price of the convertible notes range from $0.10 to $0.52 per share. If all of the options and warrants are exercised prior to their expiration and the convertible notes are converted prior to their maturity date, we will receive aggregate proceeds of $4,664,626.

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

GOING CONCERN

         We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address these issues, and have raised approximately $2,995,000 in aggregate proceeds in the form of notes payable since September 30, 2003. Additionally, we have revised the terms of our notes payable prior to September 30, 2003 to extend the maturity dates, have an oral agreement from certain noteholders to extend the maturity date of an aggregate of $550,000 of our notes to October 1, 2005, and are registering an aggregate of 3,428,571 shares of our common stock that we intend to offer to the holders of an aggregate of $1,200,000 of our outstanding notes, at a price of $0.35 per share, in exchange for the cancellation of all or any portion of their notes. We have also commenced discussions to raise equity capital with the intention of repaying our notes and meeting our ongoing working capital requirements throughout 2004 and 2005. We are in the process of expanding our product sales into the retail distribution channel. In addition to our current golf, ski resort and spa prepaid tickets, we intend to capitalize on our enabling magnetic tape payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues.

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

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following is a list of our securities that have been sold or issued by us during the quarter ended June 30, 2004. Each of these securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

In April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, that are due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under his or her 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes have a provision requiring the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $440,000 of the 10% notes agreed to convert such notes, at $.35 per share, into 1,285,714 shares of our common stock. In August 2004, we rescinded the June 2004 conversion agreements with the holders of $440,000 of our 10% notes. In lieu of such agreements, we have elected to register for sale pursuant to a registration statement that we are filing with the SEC up to 1,285,714 shares of our common stock that we intend to offer to the holders of such notes, at a price of $0.35 per share, in exchange for the cancellation of all or any portion of their notes. There can be no assurance that any or all of such note holders will elect to cancel their notes.

In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to 11 persons, some of whom were current shareholders of the Company. The notes are due in May 2005, bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date, out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. If we prepay the notes after November 28, 2004, we are also obligated to pay as a premium one year's interest on the then outstanding balance of the notes, less any interest previously paid. The notes are secured by a priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. We also issued to the lenders five year warrants entitling them to purchase 4,384,285 shares of our common stock at an exercise price of $0.35 per share. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for $.01 each on 60 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

            o Our common stock trades on the NASD over-the-counter bulletin board or another national securities exchange;

            o The average closing price of our common stock, as traded on such exchange for the 30 consecutive days prior to our submission of a notice of redemption, shall equal or exceed 200% of the exercise price of the warrants;

            o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or otherwise exempt from such registration requirements; and

            o The average of the dollar value of our shares of common stock that trade on any securities exchange for the 60 trading days prior to the date we elect to redeem the warrants shall equal or exceed $75,000.

In connection with the sale of the 15% notes, we paid a $114,200 finders fee to Great Court Capital, LLC and agreed to issue warrants to purchase 500,000 of our shares at an exercise price of $0.25 per share to an unaffiliated third party.

In May 2004, we agreed to repurchase 1,500,000 of the 2,470,000 shares then owned by our former Chief Executive Officer Joel Pensley for $1,500, and agreed to issue to Mr. Pensley a five year warrant to purchase 750,000 shares of common stock at an exercise price of $0.15 per share.

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

31. 1    Rule 13a-14(a)/15d-14(a)  Certification.*

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

                                                 UTIX GROUP, INC.
                                                 -------------------------------
                                                 (Registrant)

Date:  August 16, 2004                           /s/ Anthony G. Roth
                                                 -------------------------------
                                                 Name:  Anthony G. Roth
                                                 Title: Chief Executive Officer