Form 10KSB
period 2004-09-30
UTIX GROUP INC
filed 2005-01-07
CIK 842010

Draft 1/4/05


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

[_]     TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                             COMMISSION FILE NUMBER
                                UTIX GROUP, INC.
               (EXACT NAME OF issuer AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       75-2340624
      (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification Number)
170 Cambridge Street, Burlington, MA 01803                         01803
 (Address of principal executive offices)                       (Zip Code)

                                  781-505-8100
                           (Issuer's telephone number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2004 were $2,264,862. As of December 23, 2004 there were 36,008,569 outstanding shares of common stock, par value $0.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on December 23, 2004 based on the closing price of the common stock as quoted by the NASD Pink Sheets on December 3, 2004 was $13,289,788, based on a price of $0.65 per share. The Company was listed on the Over-the-Counter Bulletin Board on December 10, 2004, and there has been no trading as of 12/31/04.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

--------------------------------------------------------------------------------

                                Table of Contents
PART I
FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
ITEM 1.  BUSINESS

ITEM 2   PROPERTIES

ITEM 3   LEGAL PROCEEDINGS

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


PART II
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

ITEM 8A. CONTROLS AND PROCEDURES


PART III
--------------------------------------------------------------------------------
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


PART III
--------------------------------------------------------------------------------
SIGNATURES

EX - 31.1 (Certification of Chief Executive Officer)

EX - 31.2 (Certification of Chief Financial Officer)

EX 32.1 (Certification of Chief Executive Officer)

EX 32.2 (Certification of Chief Financial Officer)

FORWARD-LOOKING STATEMENTS

        This Form 10-K SB contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in Item l "Description of Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation". These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1.  BUSINESS
         --------

INTRODUCTION

         Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets to retail buyers and corporations that are redeemable at golf courses, ski resorts, spas and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by paying a uniform price for a Utix Golf Ticket, the gift giver enables the gift recipient to enjoy a round of golf at any one of nearly 2,400 participating golf courses, regardless of the variation in prices charged by an individual golf course. In addition to our current golf, ski, spa and movie prepaid tickets, we intend to capitalize on our enabling magnetic strip payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues. We have recently introduced our gift tickets on a limited basis to retail consumers through national mass merchandise retail chains.

         For approximately 18 years, Utix Group, Inc. (formerly Corporate Sports Incentives) supplied manual prepaid plastic golf and ski gift tickets solely to corporations. Commencing in 2003 we expanded our management team and have taken steps to significantly expand the scope of our business to sell our gift tickets directly to retail consumers through major mass-market national retail chains. Under our new management structure we are doing business as Utix Group, Inc.

         We currently intend to offer our products through two distinct distribution channels:

             o Sales of prepaid magnetic strip and manual plastic gift tickets to corporations and other business users for gifting, reward, loyalty and incentive(under our Utix Golf/Spa/Ski/Movie Ticket brand), a business we have conducted for approximately 18 years; and

             o Sales of prepaid magnetic strip gift tickets to retail consumers who purchase our products (under our Utix brand) at mass merchandise retail chains for traditional gifting.

         In both distribution channels, recipients are given the opportunity to enjoy, on one occasion only, such activities as 18 holes of golf at one of nearly 2,400 participating golf courses or a one-day ski lift ticket at one of close to 200 mountains (currently only available to corporate clients). We also offer a gift ticket that provides a one-hour massage at one of 1,100 spas or provides two admission tickets to over 6,700 movie theaters. Since we pay the golf courses, ski resorts or other venues their full published list prices on the day that each gift ticket is used, there are no blackout dates or restricted access to the chosen facility associated with any gift tickets, and users are treated as full paying guests at all locations.

         In 2003, we established initial consumer acceptance of our gift tickets directly to the retail public through test marketing at BJ's Wholesale Club, Sam's Clubs and The Golf Warehouse. During the approximately four weeks in June 2003 that we test marketed our retail gift tickets at 124 BJ's Wholesale Club locations, we sold 1,094 gift tickets. During the approximately four weeks in December 2003 that we test marketed our retail gift tickets at 38 Sam's Club locations, we sold 1,672 gift tickets. Our test marketing at The Golf Warehouse is ongoing and we sold 2,583 gift tickets in fifteen months through their online retailer program. In the second half of calendar year 2004, we also entered into consignment sale placement arrangements with national food, drug, mass and specialty chains. This is being facilitated by Interactive Communication International Inc. ("InComm"). InComm, with headquarters in Atlanta, Georgia, develops electronic point of sale activation technology which it has deployed to more than 50,000 retail locations. InComm also physically distributes and sets up for the sale of prepaid gift products. Our integrators and retailers will be paid a commission of up to 14% of the retail price of each of our gift tickets. Our approach to retail is to use the services of integrators who, through pre-existing relationships, have electronic links to the retailers point of sales terminal systems. The integrator provides the activation link from the point of sales to our ticket processor. The integrator also provides the physical distribution of the packaged tickets to the retail outlets. Through our agreement with InComm, we are in some 10,000 retail outlets as of December 2004 with over 600,000 tickets for sale.

         We have been named an official ticket and card products issuer by Discover(R) Card. Through our software technology and processing partner, WildCard Systems, Inc., we launched a proprietary magnetic strip ticket product on the Discover merchant payment network system in June 2004.

         We believe that, in conjunction with WildCard Systems, we have developed a business model and proprietary technology that uniquely identifies and segments merchants and specific lifestyle experiences. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at their choice from numerous locations or venues applicable to that experience. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit system able to offer prepaid gift tickets redeemable for specific lifestyle experiences of varying prices at a number of designated venues.

         We believe that our principal competitive advantage is based upon the relationships with lifestyle venues over the past decade as a full-price ticket, and the relationship we have built with Wildcard Systems and Discover and our collective ability to commercialize magnetic strip payment technology (the loading of a ticket for an experience at point of purchase and payment in dollars at the point of use) that can benefit both the giver and the receiver. We also believe that as we further develop our technology with Wildcard Systems, we will be able to offer retailers and corporate program buyers an array of unique custom-shopping prepaid gift products.

         Our headquarters are located at 170 Cambridge Street, Burlington, MA 01803 and our telephone number at that address is (781) 505-8100. Our website can be accessed at www.utix.com.

HISTORY AND DEVELOPMENT OF THE BUSINESS

         We were incorporated in Delaware in 1988 under the name "Deterministics, Inc." In 1989, we changed our name to "Bright Star - World Entertainment, Inc." and in 1994 we changed our name to "Cyto Skin Care Corporation", which was then changed in the same year to "Chantal Skin Care Corporation". In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation, and we changed our name to "Utix Group, Inc." As a result of the exchange, Corporate Sports became our wholly owned subsidiary. The former security holders of Corporate Sports received an aggregate of 13,500,000 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Utix, which constitute 71.6% of the ownership interest in Utix on a fully-diluted basis, in exchange for an aggregate of 139.33 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Corporate Sports. Prior to the exchange, Chantal Skin Care Corporation was an inactive company having no assets, liabilities, operations or transactions since 1999. Utix Group, Inc. presently is quoted on the Over the Counter Bulletin Board under the symbol "UTXG.OB".

         Corporate Sports was founded in 1986 as a premium gift, incentive and consumer reward company and has successfully marketed a proprietary line of plastic gift tickets to Fortune 1,000 companies. Prior to its recent expansion into the retail gift ticket market, Corporate Sports' two founding stockholders operated a relatively small ($1.5 million to $2.0 million in average annual revenues) and profitable (10% to 18% average earnings, before executive salaries, fees and bonuses) entrepreneurial business and enjoyed long-standing customer retention with its corporate clients and venues.

CORPORATE BUSINESS

         We sell to our corporate clients Utix Golf, Ski, Spa or Movie plastic gift tickets for distribution to their employees and customers, as well as to the employees of other companies with which they do business. Each gift ticket type provides the user with one admission to a variety of entertainment venues, including close to 2,400 golf courses in all 50 States, Mexico and the Caribbean, nearly 200 ski and snowboard mountain resorts throughout North America, 1,100 spas and 6,700 movie theaters in the United States. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by paying a uniform price for a Utix Golf Ticket, the gift giver enables the gift recipient to enjoy a round of golf at any one of 2,400 participating golf courses, regardless of the variation in prices charged by an individual golf course. Therefore, our gift tickets do not have a specified dollar value tied to them, but instead designate a particular experience. Our corporate clients have included American Express, SBC, Bank One, Carlson Marketing Group, Discover Financial, Frequency Marketing (a Verizon program), Dr Pepper, Citigroup, Hewlett Packard, Nestle and Pepsi Cola. Five of our customers accounted for approximately 40% of our fiscal 2004 sales. Many incentive and reward programs have run continuously for over five years. In October 2004, we initiated a large promotional contract with SBC that in fiscal 2005 could account for more than 5% of sales.

         We believe we are distinct from other prepaid discount promotional offerings in that our Utix member golf courses, ski resorts and other venues are paid their full published list prices on the day the gift ticket is used, rather than a negotiated discount price. As a result, ticket holders are able to enjoy many venues that are unavailable to discount oriented programs, and a first-class sport, leisure or entertainment experience with no blackouts or restrictions. At some participating upscale golf courses and spas whose charges exceed our standard ticket prices, ticket holders purchase one or more upgrades in order to use the facility. This can be done easily over the phone or online.

         We produce and fulfill client requests for corporate tickets with packaging containing the client's corporate logo, the expiration date and other requested information. Use of the tickets is limited to approximately ten months from issuance, except for movie which has three and six month expiration options. As a ticket approaches its expiration date, at the user's request, we will exchange the ticket for a new ticket for a $15.00 fee for golf, spa and ski, and $5.00 for movie. Approximately 12% to 14% of our corporate gift tickets are returned for exchange. In addition, in fiscal 2004, approximately 31% of our corporate tickets were subject to "breakage," which means that they were never used and not returned for exchange.

         Our corporate tickets are primarily magnetic strip, however the ski product and some corporate programs are still manual. When the user presents a manual ticket at the desired venue, the operator of the venue cuts each ticket in half and mails it back to us together with an invoice billing us for the use of the venue, which we normally pay within ten (10) days of receipt.

RETAIL BUSINESS

         Our retail gift ticket program is new and is being coordinated with WildCard Systems, Discover and InComm, and will enable retailers to activate our tickets at the cash register in exchange for payment. Like our corporate business, each gift ticket type provides the user with one admission to a variety of entertainment venues, including nearly 2,400 golf courses in all 50 States, Mexico and the Caribbean, 1,100 spas and 6,700 movie theaters in the United States. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded retail tickets will permit users to enjoy a specific one-time experience (such as golf or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by paying a uniform price for a Utix Golf Ticket (a proposed $49.99 for a retail sale), the gift giver enables the gift recipient to enjoy a round of golf at any one of nearly 2,400 participating golf courses, regardless of the variation in prices charged by an individual golf course. Therefore, our gift tickets do not have a specified dollar value tied to them, but instead designate a particular experience. Retail customers will be able to easily identify where the tickets may be used by viewing a directory attached to each ticket package or accessing our website, or by calling the customer service department. Based on our proprietary magnetic strip technology, when the ticket is redeemed at the golf course or other venue by the user, the venue will be paid their full published list price for the services they deliver. We believe that the key benefit to retailers is that there is no inventory or slippage cost associated with offering our tickets as they are not activated until checkout. With redemption on the Discover network, the venue is able to realize its full profit margin quickly.

         Although not tied to a particular dollar amount, each of our gift tickets has a dollar value price range per our proprietary level and variable rate redemption tables. Therefore, if the venue's charge for golf or spa experience exceeds such range, the user can, either online or by merely dialing a toll-free telephone number (listed on the ticket), charge his or her credit card to add additional ticket upgrades to the prepaid gift ticket, thus expanding the number of golf and spa venues available for ticket redemption. For example, if the gift recipient would like to play a round of golf at one of our participating premium golf courses whose charges exceed our standard gift ticket range, the gift recipient may opt to purchase an upgrade to the gift ticket that he or she received to allow entry into a premium golf course.

         Upon activation at retail, the retailer and integrator earn a commission that is a negotiated percentage of the retail price up to 14% and becomes obligated to pay us for the sale. The retailer pays us a fixed price for the gift tickets, so if the retailer sells below our suggested retail price, any shortfall is covered by the retailer. The payment made by the retailer will be held in an escrow account that is utilized for ticket settlement via the Discover merchant payment system. We expect to receive gross profit from the sale of our retail products from an estimated average margin of 2% to 6% on tickets that are redeemed by the consumer and an estimated average "breakage" of 28%, which is the percentage of all tickets that are never used and not returned for exchange. These projected margin and breakage percentages were based on our historical performance in selling corporate tickets since 1986 and validated by the test marketing of our retail product.

         We determine our margin for redeemed gift tickets by taking the retail price and subtracting from it the venue's list price, the commission paid to retailers and the cost for producing the gift tickets, as well as any processing cost. For example, if we sell our Utix Golf Ticket at retail at $50, the golf venue's list price for a round of golf is $38, the commission paid to retailers is $7.00 (14% of retail price), and the cost for producing and processing a Utix Golf Ticket is $2, then our gross margin is $3.00 or 6%. For tickets that were never used and not returned for exchange, we do not have to subtract the venue's list price since the experience was never claimed. Therefore, we determine gross profit on breakage by taking the retail price and subtracting from it only the commission paid to retailers and the cost for producing and processing the gift tickets.

OPERATIONS

         We have been named an official ticket issuer by Discover Financial Services and have executed an exclusive partnering agreement with WildCard Systems, Inc., one of the leading credit card processors, for ticket development and processing. As part of our multi-year contract with Discover Financial Services, we have received a commitment for minimum ticket purchases totaling $500,000 for the first two years for use in Discover's promotional activities. Other than granting to Discover a volume discount of 12% off the retail price, we treat Discover like any other retailer from which we collect our gross margin and breakage percentages.

         Our technology partner, Wildcard Systems, has worked with us to enhance the proprietary software and processing and magnetic strip technology to enable each of our subscribing venues to charge its regular price to ticket users for the lifestyle experiences they provide and seamlessly receive immediate payment under the Discover payment network. We have entered into a contract with InComm to act as integrator for our initial entry into the national retail market.

         We presently outsource the production of our products, consisting of plastic ticket cards, directories and packaging components. Although we have arrangements with specified vendors, there are other vendors that can provide the same services at competitive prices. We have made arrangements with Display Pack, a production and fulfillment company located in Grand Rapids, Michigan, to assemble our retail magnetic strip tickets, retail packaging and ticket directories and ship them to our retail customers. We have not entered into any written agreement with Display Pack and order the assembly and shipping of our products on an as-needed, per unit basis. WildCard Systems oversees the ticket manufacturing. Tam-Art, Inc. produces the ticket directories. We have not entered into any written agreement with Tam-Art, Inc., and order directories through standard quote and purchase order arrangements on an as-needed, per unit basis. We also outsource the larger corporate programs to Fullfillment America.As a result of this outsourcing strategy, to date we have been able to keep our in-house costs low. Order processing, tracking, fulfillment and customization for corporate sales is completed in-house and managed by a single manager. We have contracted with the Display Pack to outsource production, packaging and fulfillment of our retail magnetic strip tickets for the launch into retail channels. In October 2004, we shipped over 600,000 ticket packages to various distribution centers and retailer locations for the year end 2004 Holiday season. Over the next twelve months, we expect to ship well over 1,000,000 units. However, our ability to meet this shipment schedule will depend upon our ability to obtain additional financing and the required resources.

         We intend to sell our Golf/Ski/Spa/Movie tickets directly to consumers through major mass-market national retail chains in the food, drug, mass and specialty channels. Under such agreements, the retail chain typically agrees to stock our tickets at selected locations and make payments to us upon confirmation of actual consumer purchases. We commenced test marketing of our Universal Golf tickets to retail consumers in June 2003. In fiscal 2004, we recognized revenue of approximately $300,000 associated with the retail test program.

         We are targeting impulse gift purchasers who are willing to spend $20 to $70 and are seeking to give a unique and more thoughtful gift experience. By using the portfolio of prepaid experiential gift ticket products already established by our corporate business and gaining retail placement via our existing distribution channels, we believe we will be able to continue to develop new prepaid product experiences with participating venue partners for the retail gift ticket industry in a cost-effective manner.

         With over 44 million golf enthusiasts and over 500 million rounds of golf played annually in the United States according to the National Golf Course Owners Association, National Golf Foundation and ESPN source guides, we believe that golf gift giving is a sustainable market. We are targeting the purchasers who will be buying gifts for these enthusiasts.

         In the future and in addition to our Golf/Ski/Spa/Movie Giftix tickets, we believe that we have numerous product extension opportunities in the experiential gift business. For example, those brands and associations that market to avid lifestyles such as adventure travelers, sports enthusiasts, hobbyists and young adults and teens can provide access to these favored activities (such as fishing, diving, bowling, hunting, camping, equestrian, golf range practice, racing and mountain biking) with prepaid gift tickets provided via the retail platform and payment network. We intend to continue to test market various gift ticket programs to establish our brand and optimize our retail exposure.

STRATEGIC GOALS

         Our principal strategic goals are to establish Utix prepaid experience tickets as the next generation of prepaid products, thereby increasing our revenues and profits. We intend to achieve this objective in our core corporate and retail sales channels, both of which we support through common processing methods. We specifically intend to:

             o increase the number of corporations, marketing & affinity companies, promotional agencies, member reward organizations and related business clients subscribing to our products and services; and

             o build a nationwide retail brand presence through mass marketing, co-branding of our products through leading retail chains, and special marketing promotions.

         We plan to utilize a national public relations firm to generate video and written news releases to educate consumers about our product and coordinate in-store and local or regional promotional event marketing. Our marketing efforts will primarily involve print media coverage, PR event marketing and radio. In addition, we are planning in-store merchandising that will include product shelf materials such as message boards and handouts, and participation in in-store print flyers and newspaper inserts.

         We hope to implement our strategy based on the following internal and industry factors:

             o we believe that our new prepaid ticket patent applications coupled with Wildcard's proprietary encoding and processing systems and technologies represent an innovative marketing concept that turns "dollars into tickets and ultimately experiences;"

             o in contrast to typical dollar value gift cards limited to one store or retail chain, our tickets allow access to one of a number of competitive user venues;

             o we believe that our magnetic strip and software technology will enable venues that traditionally could not accept prepaid tickets to effect transactions on our Utix products without the cost of additional hardware and software at the point-of-sale;

             o over the past eighteen years we have maintained a corporate ticket business with nationwide venue coverage and earned an excellent reputation for our products and services with a number of large Fortune 1,000 companies that have been repeat customers for many years;

             o the launch of our retail ticket comes at a time when, as a result of new technology, the market for prepaid gift-card products is rapidly expanding. According to Card Management Magazine, a banking and credit card finance trade publication, by the end of 2004, it is expected that the pre-paid card and gift certificate business will generate over $100 billion in consumer payment volume, representing a 235% increase over 2002; and

             o increasing space in the shopper aisles for gift card products is a business strategy many retailers are following to increase the average amount their customers spend per store visit.

THE INDUSTRY

         Sales of prepaid gift cards are projected to hit $55 billion this year, up 22% over a year ago, according Tower Group, a Needham, Massachusetts research firm owned by MasterCard. One consumer survey from financial consulting firm Deloitte & Touche indicated the cards are likely to be the top gift purchase item this year, edging out apparel for the first time.

         The vast majority of cards being sold are issued by retailers, but bank-issued cards are rapidly gaining in popularity because they can be used so many places. (Exceptions include online and phone airline ticket purchases and reservations for hotel and rental cars.) Bank-issued cards are expected to account for 13% of gift card sales this year, rising to 35% in 2007, according to Tower Group.

         Videostore chain Blockbuster is credited with introducing the first gift card in 1996, a mere eight years ago. Gift card sales have exploded since, hitting $45 billion last year and forecast to grow to $89 billion in 2007, according to Tower Group.

         WildCard Systems, Inc. has also benefited from these market trends. They now process over $3 billion annually in retail gift cards. The increase was generated primarily from the launch of four new retail gift card programs for Bank of America, Marriott Hotels, Simon Property Group and First National Bank of Omaha. The services provided by WildCard to their other clients are similar to the services provided to us in that our ticket will also ride the rail of existing merchants and bear product specifications such as expiration date. All of WildCard's other clients, however, provide stored value gift cards, whereas Utix is the only prepaid experience gift ticket partner with, or client of, WildCard whose product is not tied to a dollar value.

COMPETITION

         In the past decade, stored value cards have made a significant impact in the marketplace thanks to the continued penetration of credit cards in traditional cash and check locations (i.e. gas stations, movie theatres, supermarkets, convenience stores and others). The first popular application of these stored value products were pre-paid telephone cards. The advent of debit cards and EFT (electronic funds transfer) products helped opened the possibilities of stored value products at proprietary store point-of-sale terminals.

         Many retailers began creating stored value products as proprietary card programs through their merchant processors. First Data Systems, the nation's largest card processor, was among the first to pioneer this effort. Successful examples include the Blockbuster Video, Home Depot and Starbucks gift card products.

         In the past five years, store value cards have proliferated with the magnetic strip capability provided by MasterCard and Visa to its member banks. In particular, Bank of America has introduced a Visa stored-value card possessing incremental dollar amounts of between $10 to $100 that have become popular in large retail distribution channels such as supermarkets, convenient stores and drug store chains. The front card face can also feature a Happy Birthday, Congratulations, Happy Anniversary, or other "best wishes" themes. Under MasterCard and Visa rules, stored value cards registering the Bank Card Association marks on the card face require that they be universally accepted at the millions of MasterCard and Visa merchant locations worldwide.

         Even as stored value cards continue to become popular financial payment vehicles in the marketplace, paper gift certificates still represents the majority of all pre-paid transactions made in the US. Although we believe that prepaid gift cards will continue to make substantial inroads, paper gift certificates remain popular among large movie theatre chains, catalogers, music retailers, and large department store chains, as well as pre-paid vouchers with large hotel, restaurant and travel agency chains.

         As noted above, the issuers of stored value cards can be divided into two categories: large brand companies (such as Blockbuster) and large banks (such as Bank of America). Although all of the above producers of stored valued cards and paper gift certificates have substantially greater infrastructure and financial resources than our company, we believe that we are uniquely positioned in this market because we are a hybrid of the two types of issuers. Our gift tickets are not limited to a store or a chain of stores (as is the case with the gift cards issued by large brand companies) nor are they limited to a universe of venues where a bank-issued card can be used. Instead our gift ticket can be used nationwide at any of our participating venues, allowing independent venues to be part of a select universal prepaid ticket platform. Furthermore, we uniquely provide a prepaid experience that is not tied to a dollar value and know of no other gift card issuer that provides a prepaid experience that is not tied to a dollar value. Since we have no known direct competitors, we compete with the issuers of stored value cards and paper gift certificates for market share of prepaid gift purchases.

OUR PRODUCTS AND SERVICES

         We currently offer five product groups with a variety of lifestyle tickets options and are developing additional lifestyle branded products. Our product offerings consist of:

Recreation Products

       Utix Golf Tickets              Useable at over 2,400 golf courses in all
                                      50 states, the Caribbean and Mexico

       SwingPack                      SwingPack includes a gift box with golf
                                      balls and tickets

       Utix Ski Tickets               Useable at over 200 mountains in the U.S.
                                      and Canada

Leisure

       Utix Spa Ticket                Launched in May 2004 with over 1,100
                                      locations in 48 states

       Movie Ticket                   Launched in the Summer of 2004. Useable at
                                      over 6,700 movie theaters.


INTELLECTUAL PROPERTY

         In conjunction with WildCard Systems, we believe we have developed a business model and proprietary technology that uniquely identifies and segments merchants and specific lifestyle experiences. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit system able to offer prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated and competitive venues.

         We currently rely on trademarks and confidentiality agreements to protect our brands and logos and our proprietary information, know-how and trade secrets. Our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition and non-solicitation during their employment term and for up to one year thereafter.

         Our future success may significantly depend upon the level of patent protection obtained for our process primarily related to our variable rate redemption process and inclusion table concept. We filed for a patent in February 2004 and have a patent pending application.

RELATIONSHIP WITH WILDCARD SYSTEMS AND DISCOVER FINANCIAL SERVICES

         WildCard Systems, Inc. is a technology leader in magnetic strip, host-based, stored-value cards used for electronic payment products and services. WildCard is certified by MasterCard, Visa and Discover as an endpoint on their networks and is authorized to issue cards bearing Visa, MasterCard, Discover, Cirrus and other payment marks. WildCard has developed a secure platform that supports client-configurable program management, cardholder account management, cash distribution and other essential services to banks and its business partners.

         We selected WildCard as our technology and transaction processing partner for the retail rollout of our tickets platform for a variety of reasons, the most important being WildCard's commitment to build our proprietary technology and software. WildCard has allocated resources for its proprietary technology and infrastructure costs to launch our new line of retail gift tickets. Furthermore, as a result of our relationship with WildCard, we were authorized as an official issuer for Discover Financial Services as of January 2004. Discover has also allocated meaningful co-marketing resources and monies toward the launch efforts and venue relations management.

         Other prepaid credit or gift cards for one-time use are limited in that the amount charged on the card by the user must correspond to the credited amount prepaid on the card. In contrast, the WildCard/Utix proprietary software, processing and magnetic strip will enable the retailer selling our Utix and Giftix Tickets(TM) to activate the ticket by swiping it though a standard credit card reader. Simultaneously, this technology permits all of the nationwide venues (golf course or spas) in our program charging a variety of list prices for their green's fees and other charges, to swipe the ticket when it is presented by the consumer and receive immediate payment and credit under the Discover payment network. We have established a joint account with WildCard under which the retailer, upon selling one of our tickets to consumers, will remit the agreed upon payment to us within four days from the date of sale. At such time as the ticket is redeemed by the user at the designated venue, the Discover payment system remits payment electronically to the venue within 24 hours from the date of redemption. These financial and technology partnerships make our tickets scalable in a dramatic fashion for the first time in our history.

         In April 2003, we entered into a development agreement with WildCard for the specification and establishment of our Utix Ticket programs. We also entered into a separate services agreement under which WildCard will exclusively manage the processing of transactions. Pursuant to the services agreement, we must maintain sufficient funds in an account maintained by Utix and Wildcard to fund cards issued by us. WildCard may terminate the services agreement immediately by written notice if, among other things, we do not pay the fees and expenses due to WildCard, we fail to fund the account maintained by WildCard to fund the issuance of cards by us, or bankruptcy proceedings are commenced by or against us.

         Under the terms of our agreements, WildCard manages the production and manufacturing of our retail gift tickets. WildCard's services include ticket manufacturing, customer service (24 hours per day, 7 days per week), interactive voice recognition, the fulfillment of Discover customer service requirements, and ticket holder services; and the tracking of expiration dates, ticket quantities, ticket purchases online for ticket value add-ons, and return/exchange information. We receive preferential pricing through a discount of approximately 15% on the cost of production and delivery of the tickets. Our agreements provide that WildCard receives designated percentages ranging from 70% to 100% of the activation, reporting, redemption and customer services costs attributable to each card transaction on the Discover network. These percentages reflect our payment of WildCard's standard processing fees for the activation, reporting, redemption and customer services, which range from a total of $1.01 to $1.70 per ticket depending on the nature of the transaction. We also share with WildCard 2% of all magnetic strip revenue.

STAFFING

         As of the date of this filing, we employed 22 persons, 18 full-time and 4 part-time, including our executive officers. None of our employees is represented by a labor union. All key employees are required to sign confidentiality and noncompete agreements. Our sales and marketing staff consists of five full-time sales executives, one business development manager, one marketing director and approximately fifteen broker and agency relationships. There is a dedicated customer service and sales support staff of four full-time staff members. We intend to begin adding both outsource capabilities and in-house staff with the anticipated growth in our mass distribution channels.

         Venue relations and database management has two dedicated employees and utilizes outsourced telemarketing and IT support. Currently, rate information, contact data, and general location information for over 10,000 individual locations is maintained by Utix operations.

         Customer service for ticket recipients is primarily outsourced with WildCard Systems, Inc. Corporate and some retail customers and promotional agencies are served by two Utix full-time customer service staff members.

         IT, finance and order processing is currently overseen by a corporate controller with three part-time accountants and an IT consultant. The Company intends to have a full-time IT specialist in the near term.

         Fulfillment is currently overseen by an operations manager with one order processing and fulfillment employee. We have recently established an outsource agent, Fulfillment America, to assist with large volume and custom program fulfillment.

         Marketing coordination is being managed by one full-time director, and a marketing associate, with supervision of multiple graphic, communications and brand specialty outsource agencies.

RISK FACTORS

         Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any shares of our common stock.

         We incurred historical losses and have a working capital deficit and an accumulated stockholders' deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

         We incurred losses in fiscal 2002, 2003 and 2004 of $403,490, $1,095,907 and $3,824,970, respectively. As of September 30, 2004, we had a working capital deficit of $2,107,371 and a total stockholders' deficit of $2,236,802. In addition, we expect to increase our infrastructure and fixed operating expenses to fund our anticipated growth. As a result, we may not be able to generate profits in fiscal 2005 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased.

         Our ability to meet our strategic goals will depend directly upon our ability to raise a minimum of approximately $6.0 million to $11.0 million of debt or equity financing over the next six to twelve months. We will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transaction. This may be as much as one year from the point of sale, because our current arrangement with our credit card processor, Discover, requires consumer payments to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue. Although we are actively seeking such financing, if it is not available or obtainable on reasonable terms, our investors may lose a substantial portion or all of their investment and our business may fail. If we are unable to obtain financing on a timely basis, we may have to abandon our efforts to penetrate the retail market, lay off approximately one-half of our staff and only continue our corporate business.

         Our auditors have included an explanatory paragraph in their report for the years ended September 30, 2004 and 2003 indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this filing do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, investors may lose their entire investment in our common stock.

         Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose the services of Anthony G. Roth, our President, Chief Executive Officer and a Director, John Burns, our Chief Financial Officer, Treasurer and Secretary, or Charles Lieppe, the Co-Chairman of our Board of Directors, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees.

         We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, client service and sales. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could have a material, adverse effect on our business, operating results and financial condition.

         We are new to the retail market, and there is substantial risk that we will not be successful in penetrating the retail market. Achieving market acceptance for our proposed retail products will require substantial marketing efforts and expenditure of significant funds to educate the public, mass merchandise retailers and venues providing golf, and other entertainment or leisure services about the distinctive characteristics and anticipated benefits of our products and technologies.

         Our projected 2005 retail rollouts and expansion for our golf, movie and spa gift tickets are subject to unanticipated delays, expenses or technical or other problems, including the possibility of insufficient financing to enable us to complete the purchase of necessary inventories. Our success may depend upon the timely introduction of our products into the retail mass merchandising marketplace. If we are unable to effect adequate delivery of our ticket products, our projected revenue may be delayed. Additionally, our inability to meet our promised rollout target dates, such as Fathers' Day and the 2005 winter holiday season, could cause the retailers with whom we have contracts to terminate such arrangements or refuse to offer our products in future years.

         We are highly dependent on our relationships with InComm, WildCard Systems and Discover for the processing of our retail sales. Our retail business could fail if InComm, WildCard or Discover fails to adequately perform or terminates our agreements with them.

         We face intense competition in the market for stored value or prepaid gift cards from national retail chains, such as Blockbuster Video and Home Depot, that have created their own proprietary card programs, as well as from magnetic strip stored value cards provided by MasterCard and Visa to certain of its member banks. In addition, we face competition from paper gift certificate producers. Many of our competitors are national businesses and financial institutions with vastly greater infrastructure and capital resources than we possess. If one of such competitors were able to produce prepaid magnetic strip gift cards that possessed the flexibility of our contemplated retail Utix program, our business initiatives could be materially and adversely affected.

         We largely depend upon the technology systems and software platform developed by WildCard Systems, Inc. operating on the Discover network. Accordingly, if, for any reason, this technology fails or is not readily adaptable to our Utix Ticket gift tickets, both users and venues offering golf, spa and other lifestyle services may become dissatisfied and discontinue their use or sponsorship of such products. In that event, our retail business initiatives may fail.

         We currently have no patent protection for any of our products, and rely on trademarks and confidentiality agreements to protect our names and logos and our proprietary information, know-how and trade secrets. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. We are dependent upon WildCard Systems' patent protection and may not be successful in our own proposed application for patent protection, which could have a material adverse effect on our business.

         The laws in various states continue to evolve for companies in the gift ticket business, and we may have to make significant changes in our business to comply with these laws.

ITEM 2.  PROPERTIES
         ----------

         Our principal executive office is located in approximately 2,900 square feet of rented space located at 170 Cambridge Street, Burlington, Massachusetts. We pay approximately $4,000 per month in rent under a five-year lease with an unaffiliated third party that commenced in September 2000. In addition, we recently (November 2004) rented 4,000 square feet of additional office space at 8 New England Executive Park, Burlington, Massachusetts under a five-year lease with an unaffiliated third party. The monthly rental payment on that lease is approximately $5,900.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no noticed legal proceedings against the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         By consent dated December 7, 2004, a majority of our shareholders approved an amendment to our Articles of Organization increasing our authorized common shares from 50,000,000 to 100,000,000 and increasing our authorized preferred shares from 10,000,000 to 25,000,000. We have filed a preliminary form 14C with the Securities and Exchange Commission to notify all shareholders of this change.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         On December 10, 2004, NASD notified the Company that it had approved our request for an unpriced quotation on the OTC Bulletin Board for Utix Group, Inc. common stock. The Company trades under the symbol UTXG.OB and to date there has been no trading in the Company's common stock on the OTC Bulletin Board.

         Record Holders
         --------------
         The number of holders of record of our common stock as of December 14, 2004 was 1,036.

         Recent Sales of Registered Securities
         -------------------------------------

         On September 8, 2004, the Securities and Exchange Commission declared our Form 10 SB effective to register 16,000,000 shares for sale. Gravitas LLC served as underwriting manager. On September 27, 2004, Gravitas completed the sale of 8,531,200 shares at $0.35 per share for a total selling price of $2,985,920. On December 7, 2004, Gravitas completed the sale of 4,576,100 shares at $0.45 per share for a total selling price of $2,059,245. The 10 SB registration statement closed on December 7, 2004.


         Dividend Policy
         ---------------

         The Company has never paid a dividend and no future dividends are contemplated.

         Equity Compensation Plan Information
         ------------------------------------

         The following table summarizes outstanding options under our 2003 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan as of September 30, 2004.

                                                                                     NUMBER OF SECURITIES
                              NUMBER OF SECURITIES TO       WEIGHTED AVERAGE        REMAINING AVAILABLE FOR
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF           FUTURE ISSUANCE
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
PLAN CATEGORY                           (A)                        (B)                        (C)
Equity compensation plans          7,842,000 (1)                  $0.39                  2,158,000 (2)
approved by stockholders

Equity compensation plans               N/A                        N/A                         0
not approved by stockholders

(1) Represents options approved by the Board of Directors and issued as of September 30, 2004 under the 2003 Stock Option Plan.

(2) Represents available options for future issuance under the 2003 Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report. Certain matters discussed herein contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, projected sales levels, expense reductions, reduced interest expense, and increased inventory turnover, one or more of which may not be realized.

GENERAL

         The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes thereto. Our fiscal year ends on September 30, and each of our fiscal quarters ends on the final day of each December, March and June. The following discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

         Much of our business activities are conducted through our subsidiary Corporate Sports Incentives, Inc., as reflected in our consolidated financial information.

         Our independent auditors have expressed in their audit opinion for fiscal year 2004 that there is substantial doubt that we can continue as a going concern unless we raise additional capital and successfully bring our products to the retail market.

RESULTS OF OPERATIONS

FISCAL YEAR 2004, AS COMPARED WITH FISCAL YEAR 2003

         Our loss for the year ended September 30, 2004 was $(3,824,970). This compares to a loss of $(1,095,907) for the year ended September 30, 2003, an increase in loss of ($2,729,063) or 249%. The increase in the loss and the losses incurred in the year ended September 30, 2004 essentially reflect expenditures related to building infrastructure, product development, the share exchange with the security holders of Corporate Sports, bridge financing, and the cost associated with the SB-2 Registration Statement. We expect losses primarily due to the development of our retail product to continue in fiscal 2005 until we significantly penetrate the retail market and begin to recognize revenues, which we do not anticipate recognizing until late fiscal 2005 and 2006 due to the delayed revenue recognition of our retail products.

         Net revenues for the twelve months ended September 30, 2004 were $2,264,862 from gift ticket sales. This compares to $2,311,786 in revenues for the twelve months ended September 30, 2003, which represents a decrease of $46,924, or 2%. The decrease is due to a transition away from the resale of third party products. Revenues from the resale of third party products were $256,465 and $587,643 for the years ended September 30, 2004 and September 30, 2003, respectively. This $331,178 decline in revenues from the resale of third party products was nearly offset by a $284,253, or 16.5% increase in revenues from the sale of our own products. We recognized $2,008,397 in revenues from our manual and magnetic strip products in 2004 as compared to $1,724,144 in 2003 an increase of 16.5%. We anticipate that the June 2004 launch of the magnetic strip program and new product offerings which were launched toward the end of 2004 will enable significant growth in both the corporate and retail business in 2005.

         Gross profit for the year ended September 30, 2004 was $892,552, or 39% of revenues, as compared to $817,341, or 35% of revenues, for the year ended September 30, 2003. The increase in gross profit was attributable to recognition of breakage, following ticket expiration, on the test retail launch in the fourth quarter of 2004, somewhat offset by the phasing out of third party resale products, one-time costs associated with that test retail launch, and WildCard and Discover fees associated with sales of magnetic strip tickets beginning in June 2004.

         Total operating expenses for the year ended September 30, 2004 were $4,239,308 as compared to $1,860,987 for the year ended September 30, 2003. The total increase in operating expenses was $2,378,321. The cost increase when comparing the year ended September 30, 2004 with the year ended September 30, 2003 were due to the share exchange with the security holders of Corporate Sports, additional staffing, consulting, professional fees, marketing development, IT infrastructure upgrades, transaction costs related to bringing our products to the consumer market and the raising of debt and equity capital. We anticipate the operating expenses to continue to increase in fiscal 2005 due to marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate and retail business and the development and continued launch of our retail product.

FISCAL YEAR 2003, AS COMPARED WITH FISCAL YEAR 2002

         Our loss for the year ended September 30, 2003 was $(1,095,907). This compares to a loss of $(403,490) for the year ended September 30, 2002, an increase in loss of ($692,417) or 172%. The increase in the loss and the losses incurred in fiscal 2003 and 2002 essentially reflect expenditures related to building infrastructure and other efforts to develop the magnetic strip products.

         Net revenues for the year ended September 30, 2003 were $2,311,786 from gift ticket sales. This compares to $2,278,148 in revenues for the year ended September 30, 2002. Year over year, revenues were essentially the same as we had not completed the development of the magnetic strip program.

         Total operating expenses for the year ended September 30, 2003 were $1,860,987 as compared to $1,195,879 for the year ended September 30, 2002. The total increase in operating expenses was $665,108 and the most significant differences when comparing the year ended September 30, 2003 with the year ended September 30, 2002 were due to additional staffing, consulting, marketing development, and transaction costs related to bringing our products to the retail market.

GOING CONCERN

         We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address this issue. As of September 30, 2004, we have raised $6,410,920 which is comprised of $3,425,000 of debt and debt with warrants and $2,985,920 of common equity at $0.35 per share. Since September 30, 2004, we raised additional common equity of $2,159,245 at $0.45 per share. As of September 30, 2004 total notes payable was $4,070,000 of which $1,775,000 in principal have agreed to convert to equity at $0.35 per share, $2,125,000 have agreed to extend the maturity dates of their notes into 2005, and $170,000 have been repaid. We have commenced discussions to raise additional equity capital with the intention of repaying the balance of our notes and meeting our ongoing working capital requirements throughout 2005. We are also in the process of expanding our product sales into the retail distribution channel.

         As of September 30, 2004, our independent auditors continue to express the opinion that there is substantial doubt that we can continue as a going concern.

RATE DIFFERENTIALS AND BREAKAGE

         There are two key variables in analyzing our existing and potential profit margins to be derived from both corporate and retail ticket sales - the "rate differential" and "breakage".

         "Rate differential" is the difference between the price we charge our customer and the price the venue charges us. For example, an up-scale public or semi-private golf club would ordinarily charge a higher price for 18 holes of golf than would a smaller public golf course. Since the price charged for a Utix Golf Ticket would customarily be uniform for a corporate sale or a proposed retail sale, our potential profit margin will vary based upon where our tickets are actually redeemed.

         "Breakage" is the percentage of tickets sold that are never redeemed or used by the holder. If a ticket is never used, we have no "cost of goods sold" from the sale of such ticket, and, with the exception of commissions paid to retailers and processing costs, would realize the full profit from the sale as we have no redemption costs to pay to the golf course, ski resort or other venue.

         During the year ended September 30, 2004, we experienced an average breakage of 31% a rate differential of 8.6% and a gross profit margin of approximately 39%. In fiscal 2002 and 2003, our corporate business resulted in an average rate differential of 6.5% and 7.2%, respectively, and an average breakage of 29.4% and 38.8%, respectively. In both fiscal 2002 and 2003, the gross profit margin from our corporate business was approximately 34.8%.

THE SHARE EXCHANGE

         On November 13, 2003, the security holders of Corporate Sports Incentives, Inc. consummated the transactions contemplated by a share exchange agreement (the "Share Exchange Agreement"), dated as of October 31, 2003, between Chantal Skin Care Corporation ("Chantal"), Corporate Sports, Joel Pensley, as the principal shareholder of Chantal, and the stockholders of Corporate Sports. On the same day, following the exchange, the Company changed its name to Utix Group, Inc. ("Utix"). The parties to the Share Exchange Agreement relied on the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act, which requires that there be no public offering and that the entity issuing the securities be the issuer. Mr. Pensley was the former president of Chantal and, at the time of the exchange, was the owner of 4,395,000 shares or 82.1% of the outstanding capital stock of Chantal. As a result of the exchange, Corporate Sports became our wholly owned subsidiary. The former security holders of Corporate Sports received an aggregate of 13,500,000 shares of common stock and derivative securities excercisable or convertible into shares of common stock of Utix, which constitute 71.6% of the ownership interest in Utix on a fully-diluted basis, in exchange for an aggregate of 139.33 shares of common stock and derivative securities excercisable or convertible into shares of common stock of Corporate Sports.

         Under the terms of the Share Exchange Agreement:

             1. The 111.5 then outstanding shares of common stock of Corporate Sports were exchanged for an aggregate of 10,792,600 shares of Utix common stock, and the 27.82673 additional shares of Corporate Sports common stock reserved for issuance upon conversion of convertible notes or exercise of outstanding Corporate Sports warrants and options (collectively, "Share Equivalents") were exchanged for an aggregate of 2,707,401 Share Equivalents of Utix;

             2. The board of directors of Corporate Sports became the board of directors of Utix;

             3. Joel Pensley transferred to the Rubin Family Irrevocable Stock Trust (the "Rubin Trust") and Nexgen Holdings Corp. ("Nexgen"), of which Guy Cohen is the President and sole shareholder, in equal amounts, a total of 3,750,000 shares of Utix common stock, or 85.3% of the shares then owned by Mr. Pensley. The Rubin Trust and Nexgen subsequently transferred 100,000 of such shares, in equal amounts, to affiliates of Capital Access Group, LLC. As of the date of this registration statement, the Rubin Trust beneficially owns approximately 11.8% of the outstanding common stock of Utix. In March 2004, Nexgen sold all of its equity in Utix to Mr. Pensley, and in May 2004, Utix agreed to repurchase 1,500,000 of the 2,470,000 shares then owned by Mr. Pensley for $1,500 and to issue to Mr. Pensley a five-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.15 per share;

                     o   Utix adopted the 2003 Stock Option Plan;

                     o Robert M. Rubin (the settler of the Rubin Trust) committed to provide not less than $300,000 of financing of 7% Utix bridge notes;

                     o The Rubin Trust and the former stockholders of Corporate Sports agreed not to sell any of their Utix shares for a minimum of one year; and

                     o The Rubin Trust agreed to vote its shares of Utix common stock in such manner the majority of our board of directors shall determine in appointing nominees to the board of directors.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required for product purchase purposes, for expansion of our business into the retail market, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and effect timely delivery of tickets to the retail chains that have entered into placement agreements with us will depend directly upon our ability to raise a minimum of approximately $6.0 million to $11.0 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment card processor, Discover, requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

         We are actively seeking to relieve our cash flow deficits through varying methods of financing. If funds are not available or obtainable, our business may fail. We may have to abandon our efforts to penetrate the retail market and lay off approximately one-half of our staff. We cannot assure you that financing, whether debt or equity, will always be available to us in an amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us.

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

         Pursuant to an offer made by the Company in June 2004, the holders of $760,000 principal amount of these 7% and 9% notes agreed to convert their notes and accrued interest into an aggregate of 2,142,857 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement, the effective date of which was September 8, 2004. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase an aggregate of 1,342,857 shares of our common stock from an exercise price of $0.52 per share to $.35 per share. Furthermore, pursuant to an offer made by the Company in June 2004, four of the holders of the notes issued in November 2003 aggregating $300,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these four note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $112,500 of these notes agreed to extend the maturity date to November 30, 2005, and the Company agreed to grant 321,429 five-year warrants to purchase common stock of the Company at $0.35 per share. The Company is in negotiations to extend the other three loans totaling $187,500 on the same terms as the holder of $112,500 extended his note. Of the remaining $235,000 in loans, the holders of $85,000 of these notes have agreed to convert to common stock at $0.35 per share, $100,000 has been extended to January 15, 2005, and $50,000 has been paid.

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

         Pursuant to an agreement in June 2004, two of the noteholders aggregating $250,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these two note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $150,000 of these loans agreed to extend the loans to November 30, 2005 in return for the agreement of the Company to grant 428,571 five-year warrants convertible to common stock of the company at $0.35 per share. The Company is negotiating an extension of $100,000 of these notes on the same terms as agreed to with the holder of $150,000 of these notes and the remaining $100,000 in loans has been repaid.

         Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, which are due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under the 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; PROVIDED, HOWEVER, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes have a provision that requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $440,000 aggregate principal amount of these 10% notes agreed to convert their notes plus accrued interest into an aggregate of 1,285,714 shares of Utix common stock at a conversion price of $0.35 per share following effectiveness of our registration statement, the effective date of which was September 8, 2004. Subsequently, holders of the remaining $20,000 of notes plus accrued interest agreed to convert into common stock at $0.35 per share.

         In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to eleven persons, some of whom are current shareholders of the Company. The notes are due in May 2005 and bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. If we prepay the notes after November 28, 2004, we are also obligated to pay as a premium one year's interest on the then outstanding balance of the notes, less any interest previously paid. The notes are secured by a priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. Subsequently the holders of $285,000 of these notes agreed to convert into common stock of the Company at $0.35 per share, leaving a balance of $1,250,000 of these 15% notes outstanding.

         In connection with the issuance of the 15% notes in May 2004, we also issued to the lenders five year warrants entitling them to purchase 4,384,286 shares of our common stock at an exercise price of $0.35 per share. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for $.01 each on 60 days prior written notice (subject to the holders' right to exercise) if all of the following conditions are met:

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

         As part of the sale of the 15% notes, we paid a $114,200 finders fee to Great Court Capital, LLC and issued warrants to purchase 500,000 of our shares at an exercise price of $0.25 per share to an unaffiliated third party in consideration for introducing us to Great Court Capital, LLC.

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

             o if we complete an offering of our securities on the AIM through Strategic Development Partners at any time on or before June 30, 2005, in addition to a cash finders fee equal to $100,000 plus 5% of the gross proceeds received and warrants to purchase 5% of the securities we may sell at an exercise price of 110% of the per share offering price, we will issue to Strategic Development Partners, for $1,125, an aggregate of 1,125,000 shares of our common stock in lieu of the 1,142,857 shares of common stock in the original financial advisory agreement, which were never issued. In addition, if we receive proceeds of $2.5 million or more from the AIM financing, Strategic Development Partners would be entitled to receive warrants to purchase up to an additional 1,000,000 of our shares at an exercise price equal to $0.35 per share, and we will engage Strategic Development Partners as a financial consultant for a period of two years following completion of the AIM financing and pay $15,000 per month under such consulting agreement.

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

         The Company is currently in discussions to extend and renegotiate the terms of the remaining $1,250,000 of 15% notes and accrued interest that are due in May 2005. In December 2004, we offered to amend and restate the 15% notes to
(a) eliminate the requirements to prepay the 15% notes out of proceeds of our recently completed public offering, and (b) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we offered to the remaining noteholders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share, agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and granted certain "cashless" exercise rights in such warrants. The Company also has the option to give the note holders the right to convert to common stock of the Company at $0.35 per share and the note holders have sixty (60) days to decide whether or not to convert. The Company has agreed to file a registration statement no later than January 31, 2005 to register new warrants, the original warrants, and the potential conversion of the restated notes (a total of 9,750,025 shares of common stock.) Consummation of such transaction is subject to receipt of approvals from the holders of any or all of the holders of the $1,250,000 15% notes, which the Company expects to receive prior to January 31, 2005, if at all.

         In conjunction with the Great Court negotiations in December 2004, the Company renegotiated the Strategic Development Partners agreement under which the Company agreed to issue and sell to SD Partners for $1,125 a total of 1,125,000 shares of common stock and also agreed to issue five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share. In addition, the Company agreed to register all these shares by January 31, 2005 in the registration statement to be filed under the Great Court Agreement. Finally the Company agreed to pay SD Partners a fee of $125,000.

         In August of 2004, the Company issued $430,000 of notes with interest at 12% to four individuals, with a sixty (60) day maturity date. The holders of $80,000 of these notes agreed to convert into common stock at $0.35 per share. The holder of $250,000 of these notes has agreed to convert $125,000 of principal plus accrued interest into common stock at $0.35 per share and to extend $125,000 of these notes plus accrued interest to January 31, 2005. The remaining $100,000 note is now a demand note.

         The Company filed its SB-2 Registration Statement with an effective date of September 8, 2004. On September 27, 2004, Gravitas, as a placement agent, completed $2,986,000 of financing at $0.35 per share. On December 7, 2004, Gravitas completed $990,225 of financing and $1,069,020 of financing both at $0.45 per share. The public offering was closed on December 7, 2004.

         On December 10, 2004 the Company closed a private sale of 222,222 shares of common stock at $0.45 per share.

         As of September 30, 2004 we had cash, cash equivalents and certificates of deposits of $2,687,342 as compared to $145,476 as of September 30, 2003. Working capital deficiency at September 30, 2004 was $(2,107,371) as compared to a working capital deficiency of $(1,355,887) at September 30, 2003. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with raising equity and notes, the building of infrastructure consisting of computer hardware and software, increased staffing, IT integration, inventory build-up and the development of the retail products. Accounts payable and accrued liabilities increased $859,712. Cash inflows exceeded cash outflows during the period and increased cash on hand by $3,254,841 during the year ended September 30, 2004, leaving a cash balance at September 30, 2004 of $2,687,342 and in addition, $712,965 cash balance is restricted to settling magnetic stripe tickets issued as of September 30, 2004.

         We intend to raise an additional $6,000,000 to $11,000,000 of equity to repay our remaining bridge loans and meet our ongoing working capital requirements in fiscal 2005 and 2006, including the financing of the production of an adequate inventory of tickets and related inventory for our retail programs. We do not have any commitments for material expenditures over either the near or long term.


CASH FLOW FROM SALES AND RECOGNITION OF REVENUES

         We customarily sell our gift tickets to corporate or business clients on terms that require full payment, either in advance or within thirty days of purchase. We recognize a portion of the transaction revenues at the time of sale, and the balance, together with the cost of the gift ticket, at the time the ticket is used or redeemed by the user at the golf course, ski resort or other venue. The portion of the selling price of our corporate gift tickets that we recognize as revenue at the time of sale is based upon the historical percentage of our one year corporate gift tickets that expire unused by recipients (known in our business as "breakage").

         With respect to our new retail tickets, once sold to a consumer, our current arrangements require that the full value of the sale be deposited in an escrow account, until Discover either makes payment to the golf course, ski resort or other venue, upon redemption or use of the card, or when the card expires unused. Consequently, we will not realize any cash from a sale until the ticket is redeemed or is subject to breakage; which could be as much as one year from the date of sale of the card at retail.

         We recognize both revenues and costs of sales at the time of redemption. We recognize revenues on unredeemed retail tickets when the consumers' ability to use the ticket expires (ten months for golf and spa and three months for movie).

         As a result of our recognition policy, although sales of our retail gift tickets may be robust, we will not be able to recognize revenues and profits from such sales until the tickets are used or expire, which may be as much as one year from the date of the actual retail sale. Accordingly, as we attempt to develop our retail distribution model, a key measure of our potential success and profitability in the early years of our development will be the number of Giftix retail tickets sold at the cash register of the retailer, even if they are not recognized in our accounts at that time.

OPTIONS AND WARRANTS

         As of December 23,2004, we had outstanding 15,936,991 options and warrants. The exercise price of the exercisable warrants and options and the conversion price of the convertible notes range from $0.10 to $0.50 per share. If all of the options and warrants are exercised prior to their expiration and the convertible notes are converted prior to their maturity date we will receive aggregate proceeds of $5,644,618.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

         However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, upon us, beginning
July 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have a material effect on the financial statements.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition
-------------------

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

         For new products and new distribution channels (primarily retail with which the Company has limited actual experience) non-redemptions are recognized as revenue following ticket expiration which is generally ten months from date of sale for golf and spa and three or six months from date of sale for movie. The life of a ski ticket ranges from six to seventeen months, depending upon date of purchase.

Stock-Based Compensation
------------------------

            In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE) , the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


================================================================================

Utix Group, Inc. (formerly known as
Corporate Sports Incentives, Inc.)



Financial Statements



Years Ended September 30, 2004 and 2003

================================================================================

                       UTIX GROUP, INC. (FORMERLY KNOWN AS
                       CORPORATE SPORTS INCENTIVES, INC.)

                              FINANCIAL STATEMENTS
                              --------------------
                     Years Ended September 30, 2004 and 2003



================================================================================

                                    CONTENTS
                                    --------

                                                                            Page

Independent Auditor's Report...............................................   1

Financial Statements:

     Balance Sheets........................................................   2

     Statements of Operations..............................................   3

     Statements of Stockholders' Deficit and Comprehensive Income (Loss)...   4

     Statements of Cash Flows..............................................   5

     Notes to Financial Statements......................................... 6-26

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
                ------------------------------------------------




To the Board of Directors and Stockholders
Utix Group, Inc. (formerly known as
Corporate Sports Incentives, Inc.)
Burlington, Massachusetts

We have audited the accompanying balance sheets of Utix Group, Inc. (formerly known as Corporate Sports Incentives, Inc.) (the Company) (a Delaware corporation) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' deficit and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vitale, Caturano & Company, P.C.

VITALE, CATURANO & COMPANY, P.C.

November 23, 2004 (except for Note 15, as to which the date is December 17,
2004)
Boston, Massachusetts

UTIX GROUP, INC.                                                          Page 2
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                  SEPTEMBER 30,    September 30,
ASSETS                                                2004             2003
                                                  ------------     ------------

Current Assets:
  Cash and cash equivalents                       $  2,687,342     $    145,476
  Restricted cash                                      712,975               --
  Accounts receivable, net                              42,987          138,475
  Inventory                                            695,956           12,480
  Prepaid expenses and other current assets            247,883               --
                                                  ------------     ------------
      Total current assets                           4,387,143          296,431
                                                  ------------     ------------

Property and equipment:
  Equipment and software                               357,615          164,903
  Furniture and fixtures                                74,996           39,447
                                                  ------------     ------------
                                                       432,611          204,350
  Less - accumulated depreciation                      108,278          113,191
                                                  ------------     ------------
    Property and equipment, net                        324,333           91,159
                                                  ------------     ------------

Other assets                                            42,613           15,550

                                                  ------------     ------------
TOTAL ASSETS                                      $  4,754,089     $    403,140
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of notes payable             $  2,900,314     $         --
  Current maturities of notes payable to
    related parties                                    473,723          225,000
  Current maturities of capital
    lease obligation                                    17,510            8,267
  Accounts payable                                     631,081          211,155
  Accrued expenses                                     543,472          103,686
  Customer deposits                                  1,015,341          372,087
  Deferred revenue                                     913,073          732,123
                                                  ------------     ------------
      Total current liabilities                      6,494,514        1,652,318
                                                  ------------     ------------

Long-term liabilities:
  Notes payable - less current maturities              395,000          345,000
  Notes payable to related parties - less
    current maturities                                  75,000           75,000
  Capital lease obligation - less
    current maturities                                  26,377           16,028
                                                  ------------     ------------
      Total long-term liabilities                      496,377          436,028
                                                  ------------     ------------

Stockholders' deficit:
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized;
    no shares issued and outstanding                        --               --
  Common stock, $0.001 par value,
    50,000,000 shares authorized; 10,792,600
    and 25,999,591 shares issued and
    outstanding at September 30, 2003 and at
    September 30, 2004, respectively                    26,000           10,793
  Additional paid in capital                         3,277,080           18,913
  Accumulated deficit                               (5,539,882)      (1,714,912)
                                                  ------------     ------------
      Total stockholders' deficit                   (2,236,802)      (1,685,206)

                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $  4,754,089     $    403,140
                                                  ============     ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UTIX GROUP, INC.                                                          Page 3
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      FOR THE TWELVE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                     2004              2003
                                                -------------     -------------


Net revenues                                    $   2,264,862     $   2,311,786

Cost of revenues                                    1,372,310         1,494,445
                                                -------------     -------------

      Gross profit                                    892,552           817,341

Selling and administrative expenses                 4,239,308         1,860,987
                                                -------------     -------------

      Loss from operations                         (3,346,756)       (1,043,646)
                                                -------------     -------------

Other income (expense):
  Investment income, net                                1,683             8,319
  Gain on sale of marketable securities                    --             1,202
  Interest expense                                   (479,897)          (61,782)
                                                -------------     -------------
                                                     (478,214)          (52,261)
                                                -------------     -------------

      Loss before provision (benefit)
        for income taxes                           (3,824,970)       (1,095,907)

Provision (benefit) for income taxes                       --                --
                                                -------------     -------------

      Net loss                                  $  (3,824,970)    $  (1,095,907)
                                                =============     =============


Net loss per share:
  Basic and diluted                             $       (0.23)    $       (0.11)
                                                =============     =============

Weighted average number of shares outstanding:
  Basic and diluted                                16,560,628        10,369,123
                                                =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UTIX GROUP, INC.                                                          PAGE 4
STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------

                                                                                                          Accumulated      Total
                               Compre-     Preferred                         Additional                      Other         Stock-
                               hensive       Stock           Common Stock      Paid in     Accumulated   Comprehensive    holders'
                                Income   Shares Amount    Shares     Amount    Capital       Deficit     Income (Loss)    Deficit
                             ----------- ------ ------  ----------  -------  ----------   -------------   -----------   -----------
Balance, September 30, 2002                  --  $  --   9,098,693  $ 9,099  $  (37,740)  $    (619,005)  $     2,373   $  (645,273)
                                          =====  =====  ==========  =======  ==========   =============   ===========   ===========

Net loss                     $(1,095,907)                                                    (1,095,907)                $(1,095,907)

Issuance of stock
  exchanged for services                     --     --   1,693,907    1,694      56,653                                 $    58,347

Unrealized holding gain
  on securities              $    (2,373)                                                                      (2,373)  $    (2,373)
                                          -----  -----  ----------  -------  ----------   -------------   -----------   -----------
Comprehensive income (loss)  $(1,098,280)
                             ===========

Balance, September 30, 2003                  --  $  --  10,792,600  $10,793  $   18,913   $  (1,714,912)  $        --   $(1,685,206)
                                          =====  =====  ==========  =======  ==========   =============   ===========   ===========


Net Loss                     $(3,824,970)                                                                  (3,824,970)  $(3,824,970)

Shares issued pursuant to
  Share Exchange Agreement                          --   5,350,791    5,351      (5,351)             --            --   $        --

Exercise of warrants                         --     --   1,325,000    1,325          --              --            --   $     1,325

Issuance of warrant
  exchanged for services                                                        161,910              --            --   $   161,910

Issuance of common stock
  warrants in connection
  with notes payable                                                            447,479              --            --   $   447,479

Sale of common stock, net
  of cash issuance costs
  of $332,480                                       --   8,531,200    8,531   2,644,909              --            --   $ 2,653,440

Stock based compensation                                                          9,220              --            --   $     9,220

                             -----------  -----  -----  ----------  -------  ----------   -------------   -----------   -----------
Comprehensive income (loss)  $(3,824,970)
                             ===========

Balance, September 30, 2004                  --  $  --  25,999,591  $26,000  $3,277,080   $  (5,539,882)  $        --   $(2,236,802)
                                          =====  =====  ==========  =======  ==========   =============   ===========   ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UTIX Group, Inc.                                                          Page 5
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    2004              2003
                                                                               -------------     -------------
Cash flows from operating activities:
    Net loss                                                                   $  (3,824,970)    $  (1,095,907)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                                             59,246            28,810
            Bad debt expense                                                           5,000                --
            Gain on sale of marketable securities                                         --            (1,202)
            Loss on disposal of property and equipment                                14,452                --
            Interest expense on original issue discount                              222,016                --
            Stock compensation                                                       171,130            58,347
            Changes in assets and liabilities
                (Increase) decrease in:
                    Accounts receivable                                               90,488           (75,575)
                    Inventory                                                       (683,476)           10,160
                    Prepaid expenses                                                (247,883)           76,762
                    Other current assets                                             (27,063)               --
                Increase (decrease) in:
                    Accounts payable                                                 419,926            97,147
                    Accrued expenses                                                 439,786            (4,830)
                    Deferred revenue                                                 180,950           (87,864)
                    Customer deposits                                                643,254            27,580
                                                                               -------------     -------------
                        Net cash used in operating activities                     (2,537,144)         (966,572)
                                                                               -------------     -------------

Cash flows from investing activities:
    Proceeds from redemption of certificates of deposit                                   --           327,439
    Purchases of property and equipment                                             (277,677)           (8,895)
    Proceeds from sale of marketable securities                                           --            75,047
                                                                               -------------     -------------
                        Net cash provided by (used in) investing activities         (277,677)          393,591
                                                                               -------------     -------------

Cash flows from financing activities:
    Proceeds from notes payable                                                    3,094,500           345,000
    Proceeds from related party notes payable                                        330,000           300,000
    Restricted cash                                                                 (712,975)
    Proceeds from sale of common stock                                             2,653,440                --
    Proceeds from warrant exercise                                                     1,325                --
    Payments on capital lease obligation                                              (9,603)           (1,705)
                                                                               -------------     -------------
                        Net cash provided by financing activities                  5,356,687           643,295
                                                                               -------------     -------------

Net increase in cash and cash equivalents                                          2,541,866            70,314

Cash and cash equivalents, beginning of year                                         145,476            75,162
                                                                               -------------     -------------

Cash and cash equivalents, end of year                                         $   2,687,342     $     145,476
                                                                               =============     =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $      49,284     $       1,352
                                                                               =============     =============

Supplemental disclosure of noncash investing and financing activities:
    Equipment acquired under capital lease obligation                          $      29,195     $      26,000
                                                                               =============     =============

    Property and equipment sold in exchange for loan receivable                $          --     $      15,000
                                                                               =============     =============

    Warrants issued in connection with notes payable                           $     447,479     $          --
                                                                               =============     =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

1.       SHARE EXCHANGE TRANSACTION

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

         Although Utix was the legal acquirer in the transaction, Corporate Sports becomes the registrant with the Securities and Exchange Commission, as under generally accepted accounting principles, the transaction will be accounted for as a reverse acquisition, whereby Corporate Sports is considered the "acquirer" of Utix for financial reporting purposes. This conclusion was based on the fact that Corporate Sports' shareholders control more than 50% of the post-transaction combined entity, the management is that of Corporate Sports after the transaction, Utix had no operations, assets or liabilities as of the transaction date and the continuing operations of the entity are those of Corporate Sports.

         Accordingly, the Company has presented in the accompanying financial statements, through the date of completion of the acquisition, prior historical financial information of Corporate Sports. It has also retroactively restated Corporate Sports historical stockholders' equity to reflect the equivalent numbers of shares of common stock received in the acquisition. All share and per share information included in the
         accompanying   financial  statements  and  notes  give  effect  to  the
         exchange.

2.       NATURE OF THE BUSINESS AND GOING CONCERN

         Utix Group, Inc. (through its subsidiary Corporate Sports Incentives, Inc. (The Company)) primarily provides prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, movie theaters and other venues nationwide.

         The Company's products are offered through two distinct distribution channels including (1) sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users (corporate) and (2) sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains (retail).

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

2.       NATURE OF THE BUSINESS AND GOING CONCERN...continued

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

         Management and the Company have undertaken a number of initiatives to address this issue. During 2004, the Company raised approximately $6.4 million, which is comprised of $3.4 million of debt and $3 million of common equity at $0.35 per share. Since September 30, 2004, the Company raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable (face amount) of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $170,000 has been repaid. The Company has also commenced discussions to raise additional equity capital with the intention of repaying the balance of its notes and meeting ongoing working capital requirements throughout 2005. The Company is also in the process of expanding its product sales into the retail distribution channel.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates
         ----------------

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

         Revenue Recognition
         -------------------

         Upon the sale of tickets, the Company defers revenue for the estimated number of tickets that will ultimately be redeemed and recognizes revenue (in addition to the associated cost) upon redemption. The Company analyzes its historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for estimated non-redemptions is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         For new products and new distribution channels (primarily retail with which the Company has limited actual experience) non-redemptions are recognized as revenue following ticket expiration which is generally ten months from date of sale for golf and spa and three or six months from date of sale for movie. The life of a ski ticket ranges from six to seventeen months, depending upon date of purchase.

         In order to bring the magnetic strip prepaid ticket to the corporate and retail market, the Company has entered into strategic relationships with WildCard Systems, Inc. and Discover. WildCard Systems provides product coding, digital functionality, processing and other services. These services include ticket manufacturing, customer service, interactive voice recognition, live agent requirements and data tracking. WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50 depending on the services provided. Wildcard processing fees, which were charged beginning in June, amounted to $24,100 for the year ended September 30, 2004. Wildcard will receive 2% of all magnetic strip ticket revenue. Discover provides a flexible payment rail at the merchant level. They are paid a license fee of $1.35 per ticket and a redemption charge of $0.055 per redeemed ticket. Discover license fees were charged beginning in the fourth quarter of fiscal 2004 and amounted to $57,922 for the year ended September 30, 2004.

         Significant Customers and Concentrations of Credit Risk
         -------------------------------------------------------

         Revenues from two customers for the year ended September 30, 2004 and September 30, 2003 represented approximately 25% and 17% of total net revenues, respectively. No other customer represented 10% or more of net revenues in either of these periods.

         Financial instruments that subject the Company to credit risk concentrations consist of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held at financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company's trade receivables result from ticket sales and reflect a broad customer base. The Company routinely assesses the financial strength of its customers and has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. As a consequence, concentrations of credit risk are limited.

         Fair Value of Financial Instruments
         -----------------------------------

         Financial instruments held or used by the Company consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and notes payable. Management believes that their carrying value approximates fair value for all financial instruments at September 30, 2004 and 2003.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less to be cash equivalents. Cash and cash equivalents are deposited in various area banks and brokerage money market accounts, which at times may exceed federally insured limits.

         Restricted Cash
         ---------------

         The Company had cash of $250,733 in escrow at Discover Bank, $733 of which represented interest, and $462,242 at 5 Star Bank to cover activated magnetic strip tickets at September 30, 2004. In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

         Accounts Receivable
         -------------------

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. The allowance for doubtful accounts at September 30, 2004 was $5,000 and no allowance for doubtful accounts had been provided for September 30, 2003.

         Inventory
         ---------

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

              Equipment and Software    the lesser of lease term, or useful life
                                        of asset (3 -5 years)
              Furniture and Fixtures    5 - 10 years

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         Property and Equipment...continued
         ----------------------

         The Company evaluates long-lived assets such as property and equipment under Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company did not record any impairment charges in the years ended September 30, 2004 and 2003.

         Comprehensive Income (Loss)
         ---------------------------

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of unrealized holding gains on securities and adjustments for realized gains for the year ended September 30, 2003. Comprehensive income (loss) for the year ended September 30, 2004 was the same as the Company's net loss.

         Income Taxes
         ------------

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

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         Earnings (Loss) Per Share
         -------------------------

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         Stock-Based Compensation
         ------------------------

         In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE) , the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

         All options granted in the year ending September 30, 2004 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. There were no stock option grants in the year ending September 30, 2003.

         Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the year ended September 30, 2004 are as follows:

               Risk-free interest rates                      3.18% - 4.10%
               Expected lives                                 5 - 10 years
               Expected volatility                                     50%
               Dividend yield                                           0%
               Weighted-average fair value of grants                 $0.14


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in 2004 and 2003 would have increased the pro-forma net loss as indicated below.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued


                                                           For the Year
                                                        Ended September 30,
                                                       2004            2003
                                                   -----------     -----------
         Net loss, as reported                     $(3,824,970)    $(1,095,907)
         Additional compensation expense               (42,162)             --
                                                   -----------     -----------
         Pro forma net loss                        $(3,867,132)    $(1,095,907)
                                                   ===========     ===========
         Net loss per share (basic and diluted)    $     (0.23)    $     (0.11)
                                                   ===========     ===========
         Pro forma net loss per share
           (basic and diluted)                     $     (0.23)    $     (0.11)
                                                   ===========     ===========


         Advertising
         -----------

         The Company expenses advertising costs as incurred. Advertising expense was $153,794 and $128,421 for the years ended September 30, 2004 and 2003, respectively.

         Recent Accounting Pronouncements
         --------------------------------

         In December  2004,  the  Financial  Accounting  Standards  Board issued
         Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, which is a revision of SFAS No. 123. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective, upon us, beginning July 1, 2005. The Company has not yet completed their evaluation but expects the adoption to have a material effect on the financial statements.

         Reclassification
         ----------------

         Certain prior period amounts have been reclassified to conform to the current year presentation.

4.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2004 and 2003 consisted of the following:

                                                    September 30,
                                                  2004         2003
                                               ---------    --------


         Computer equipment and software       $ 357,615    $164,903

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

4.       PROPERTY AND EQUIPMENT... CONTINUED

         Furniture and fixtures                     74,996        39,447
                                                ----------    ----------
                                                   432,611       204,350
         Less - accumulated depreciation           108,278       113,191
                                                ----------    ----------

         Property and equipment, net            $  324,333    $   91,159
                                                ==========    ==========

         Depreciation expense for the years ended September 30, 2004 and 2003 was $59,246 and $28,810, respectively.

5.       RELATED PARTY TRANSACTIONS

         The Company paid management fees for administrative services to a related corporation. Total management fees expensed for the years ended September 30, 2004 and 2003 were $20,000 and $6,359, respectively.
         As  of  the  second  quarter  of  fiscal  2004,  there  are  no   more
         administrative services provided to the Company from the related corporation.

6.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at September 30, 2004 and 2003:

                                                               September 30,
                                                             2004          2003
                                                          ----------  ----------

         Notes  payable  (7%  Notes),  face  value  of
         $70,000 and unamortized discount of $1,424 at
         September   30,   2004.    Interest   payable
         quarterly at 7%,  outstanding  principal  and
         accrued  interest  due at  maturity,  through
         October 31, 2004,  unless  accelerated  by an
         equity  raise  exceeding  $1.5  million,   as
         defined. (See Note 15.)                          $   68,576  $       --

         Notes payable (7%  Convertible  Notes),  face
         value of $225,000 and unamortized discount of
         $4,853  at  September   30,  2004.   Interest
         payable   quarterly   at   7%,    outstanding
         principal   and  accrued   interest   due  at
         maturity,  through  October 31, 2004,  unless
         accelerated by an equity raise exceeding $1.5
         million, as defined. (See Note 15.) The notes
         are convertible at $0.43 per common share, at
         the holders request between July 15, 2004 and
         July 15, 2006.                                      220,147     225,000

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

6.       NOTES PAYABLE TO RELATED PARTIES


         Notes payable (9%  Convertible  Notes),  face
         value  of  $75,000.  Interest  payable  semi-
         annually  at 9%,  outstanding  principal  and
         accrued  interest due July 15, 2006 (maturity
         date), collateralized by all of the assets of
         the  Company.  The notes are  convertible  at
         $0.43  per  common  share,   at  the  holders
         request  between  July 15,  2004 and July 15,
         2006.                                               75,000       75,000

         Notes  payable  (10%  Notes),  face  value of
         $85,000.  Interest  payable  semi-annually at
         10%,   outstanding   principal   and  accrued
         interest  due at maturity,  through  December
         31,  2004  unless  accelerated  by an  equity
         raise  exceeding  $3.5  million,  as defined.
         (See Note 15.) The notes are  secured  by the
         assets of the Company.                               85,000          --

         Notes payable (12% Notes), face value of $100,000. Interest payable quarterly at 12%, outstanding principal and accrued interest due at maturity, through October 31, 2004.

                                                             100,000          --
                                                          ----------  ----------

                                                             548,723     300,000
         Less - current maturities                           473,723     225,000
                                                          ----------  ----------
         Notes  payable  to  related  parties  -  less
         current maturities                               $   75,000  $   75,000
                                                          ==========  ==========

7.       NOTES PAYABLE

         Notes payable at September 30, 2004 and 2003 consisted of the following:

                                                               September 30,
                                                             2004        2003
                                                          ----------  ----------

         Notes  payable  (7%  Notes),  face  value  of
         $530,000 and unamortized  discount of $13,204
         at  September  30,  2004.   Interest  payable
         quarterly at 7%, outstanding principal and accrued interest which is due at maturity, through October 31, 2004, unless accelerated by an equity raise exceeding $1.5 million.
         (See Note 15.)


                                                          $  516,796  $       --
                                                          ----------  ----------

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

7.       NOTES PAYABLE... CONTINUED

         Notes payable (9%  Convertible  Notes),  face
         value of $395,000 at June 30, 2004.  Interest
         payable   semi-annually  at  9%,  outstanding
         principal  and accrued  interest due July 15,
         2006 (maturity date),  collateralized  by all
         of the assets of the  Company.  The notes are
         convertible at $0.43 per common share, at the
         holders  request  between  July 15,  2004 and
         July 15, 2006.                                      395,000     345,000

         Notes  payable  (10%  Notes),  face  value of
         $375,000.  Interest payable  semi-annually at
         10%,   outstanding   principal   and  accrued
         interest  due at maturity,  through  December
         31,  2004  unless  accelerated  by an  equity
         raise  exceeding  $3.5  million,  as defined.
         (See Note 15.) The notes are  secured  by the
         assets of the Company.                              375,000          --

         Notes  payable  (15%  Notes),  face  value of
         $1,534,500   at   September   30,   2004  and
         unamortized  discount of  $193,786.  Interest
         payable   quarterly   at   15%,   outstanding
         principal   and  accrued   interest   due  at
         maturity,   through  May  31,  2005,   unless
         accelerated by an equity raise exceeding $2.5
         million, as defined. (See Note 15.)               1,340,714          --

         Notes  payable  (12%  Notes),  face  value of
         $330,000.  Interest payable quarterly at 12%,
         outstanding  principal  and accrued  interest
         due at maturity, through October 31, 2004.          330,000          --

         Notes payable  ($350K  Notes),  face value of
         $350,000 and unamortized  discount of $12,196
         at  September  30,  2004.   Interest  payable
         semi-annually  at 7%,  outstanding  principal
         and   accrued   interest   which  is  due  at
         maturity,    November   30,   2004,    unless
         accelerated by an equity raise exceeding $3.0
         million, as defined. (See Note 15.)                 337,804          --
                                                           3,295,314     345,000
         Less - current maturities                         2,900,314          --
                                                          ----------  ----------

         Notes payable - less current maturities          $  395,000  $  345,000
                                                          ==========  ==========

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

7.       NOTES PAYABLE... CONTINUED

         During 2004, the Company offered the option to add a conversion feature to the 7%, 10% and 15% notes, contingent upon an effective registration statement. The Company will record a charge for the difference between the fair value of the securities issuable upon the conversion terms and the carrying value of the debt at the date of conversion, if and when such conversion occurs. As of September 30, 2004, no such conversion had occurred. The holders of $125,000 of 7% convertible notes to related parties were offered the opportunity to convert at $.35 per share, contingent upon an effective registration statement. The original conversion price was $0.43 per share. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs. As of September 30, 2004, no such conversion had occurred.

         The holders of the 9% convertible notes to related and unrelated parties were also offered the opportunity to convert at $.35 per share contingent upon an effective registration statement. The original conversion price was $.43 per share. In June 2004, the note holders were offered the option to convert the 9% Convertible Notes. In exchange, the Company reduced the exercise price of the detachable warrants from $0.52 to $0.35 per share and an increase in the number of shares underlying the warrants, with the same contingency. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs. As of September 30, 2004, no such conversion had occurred.

         Aggregate principal maturities of notes payable and notes payable to related parties due as of September 30, 2004 for years ending September 30, are as follows:

                                  Notes       Notes Payable to
                                 Payable       Related Parties       Total
                               ----------     ----------------     ----------
             2005               2,900,314           473,723         3,374,037
             2006                 395,000            75,000           470,000
                               ----------        ----------        ----------
                               $3,295,314        $  548,723        $3,844,037
                               ==========        ==========        ==========


         The Company is in default with various covenants associated with the 15% note agreements. Subsequent to September 30, 2004, the Company signed a Securities Purchase Agreement with the parties involved. The Company was offered a waiver subject to certain conditions, including accelerated payment of interest accrued on the notes, documentation of the interest calculation, and payment of professional fees associated with the new Securities Purchase Agreement. The Company also agreed to provide documents evidencing the conversion of certain notes and copies of lock-up agreements or transfer agent substantiation of compliance with certain sections of the new agreement. The conditions have not yet been met.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

7.       NOTES PAYABLE... CONTINUED


         ADVISORY AGREEMENT

         In August 2004, the Company entered into an amended and restated financial advisory agreement (the Advisory Agreement) with an unrelated third party. Under the agreement, the third party will assist the Company in raising additional proceeds either through the sale of equity securities or the issuance of debt on the Alternative Investment Market (AIM) of the London Stock Exchange. The Company agreed to pay the third party $150,000 over a six month period beginning January 1, 2005. The Company had paid $75,000 of this retainer as a deposit prior to September 30, 2004. The retainer fee will be expensed over the minimum service period beginning January 1, 2005.

         The Company also agreed in the Advisory Agreement to issue 1,125,000 shares of common stock for $.001 per share or $1,125, upon consummation of an offering and sale in the AIM Financing of shares of the Company's common stock. The Company also agreed to sell the unrelated third party warrants to purchase up to 1,000,000 shares of common stock for $0.35 per share upon their assistance in raising at least $2.5 million. The consideration is directly contingent upon consummation of an offering or a sale of the Company's common stock or other securities. The Company is uncertain if these contingencies will be realized. The total compensation paid to the third party directly related to any offering will be deferred and charged against gross proceeds of the offering when, and if, consummated. The agreement may be canceled with thirty days notice, but not before January 31, 2005. Upon cancellation of the agreement or if financing is not consummated by June 30, 2005, the 1,125,000 shares of the Company's common stock referred to above (issued in exchange for $.001 per share or $1,125) will be considered a break-up fee and expensed.

8.       WARRANTS

         In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 825,000 shares of the Company's common stock at an exercise price of $0.001. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $124,278 which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004 creates original issue discounts in the related notes payable which is amortized to interest expense over the life of the respective debt instrument. The aggregate unamortized value of the discount as of September 30, 2004 was approximately $19,481. Additional interest expense was approximately $104,797 for the year ended September 30, 2004. These warrants were exercised during fiscal 2004.

         In addition, the holders of 7% Convertible Notes, were issued detachable warrants allowing for the purchase of 108,894 additional shares of the Company's common stock at an exercise price of $0.21 per share. These warrants will expire on November 13, 2008. The amount of proceeds

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

8.       WARRANTS... CONTINUED

         received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

         In connection with the 9% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 909,869 shares of the Company's common stock at an exercise price of $0.52 per share. The warrants will expire on November 13, 2008. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

         In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 350,000 shares of the Company's common stock at $0.10 per share. The warrants will expire in February 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $32,522 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004 creates original issue discounts in the related notes payable which is amortized to interest expense over the life of the respective debt instrument. The unamortized value of the discount as of September 30, 2004 was approximately $12,196. Additional interest expense was approximately $20,326 for the year ended September 30, 2004.

         In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company's stock, at an exercise price of $0.001, and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants (approximately $102,000) was expensed in the accompanying statement of operations with the offset to additional paid in capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004. All the warrants with an exercise price of $0.001 were exercised during the quarter ended March 31, 2004.

         In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 4,384,285 shares of common stock at $0.35 per share. The warrants will expire in June 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $290,700, which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the twelve months ended September 30, 2004, creates original issue discounts in the related notes payable which is amortized to interest expense over the life of the respective debt instrument. The unamortized value of the discount as of September 30, 2004 was approximately $193,800. Additionally, in connection with the issuance, the Company paid a fee to an unrelated party of $114,000, agreed to issue warrants to a different unrelated party, granting the holder the right to purchase 500,000 shares of common stock at $0.25 per share, and

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

8.       WARRANTS... CONTINUED

         granted 155,286 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants and stock were calculated using the Black-Scholes option pricing model. The consideration was approximately $255,000, and was accounted for as additional paid-in capital and deferred costs which is being amortized as interest expense over the (one year) life of the note. During the year ended September 30, 2004, approximately $72,000 of additional interest expense was included in the accompanying statement of operations. The unamortized value of the deferred cost as of September 30, 2004 was approximately $183,000 and is included in other current assets on the accompanying balance sheet.

         The following is a summary of warrants outstanding as of September 30, 2004.

                                                      Exercise
              Number  Issued in Connection with           Price  Expiration Date
           ---------  -------------------------           -----  ---------------
             108,894  7% Convertible Notes                $0.21  November 2008
             909,869  9% Convertible Notes                $0.52  November 2008
             350,000  $350K Notes                         $0.10  February 2009
              96,795  Services performed                  $0.21  November 2008
           4,384,285  15% Notes                           $0.35  June 2009
             500,000  15% Notes                           $0.25  June 2009
         -----------
           6,349,843
         ===========

         The warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the year ended September 30, 2004 are as follows.


             Risk-free interest rates                         2.96% - 3.96%
             Expected lives                                        5  years
             Expected volatility                                    0 - 50%
             Dividend yield                                              0%
             Weighted-average fair value of grants                    $0.10

         In exchange for services performed by the underwriter in connection with the September 2004 stock offering, the Company will issue warrants allowing for the purchase of 853,120 shares of the Company's common stock at $0.385 per share. At the date of entitlement, the warrants were valued at approximately $132,400 using the Black-Scholes option pricing model. The value of the warrants to be issued will be used to offset proceeds from the stock offering. The warrants will expire in September 2009.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

9.       INCOME TAXES

         The Company did not record a provision (benefit) from federal or state income taxes for the years ended September 30, 2004 and 2003 because the Company is in a net operating loss carryforward position and the realization of any future benefit is uncertain.

         The  Company's  combined  effective  income  tax  provision   (benefit)
         differed from the U.S. federal statutory income tax provision (benefit) as set forth below:

                                                  September 30,    September 30,
                                                      2004             2003
                                                  ------------     ------------
         Federal income tax
            benefit computed at
            the statutory rate                    $ (1,300,490)    $   (372,608)
         State income tax benefit,
            net of federal benefit                    (229,498)         (68,714)
         Other                                         (26,061)         (31,436)
         Change in valuation allowances              1,556,049          472,758
                                                  ------------     ------------
         Income tax provision (benefit)           $         --     $         --
                                                  ============     ============


         Significant components of the Company's deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at September 30, 2004 and 2003 are as follows:

                                                      2004             2003
                                                  ------------     ------------
         Deferred tax assets:
            Deferred revenue                      $    135,650     $    103,181
            Net operating loss carryforward          2,122,151          574,207
            Other                                       (4,959)          19,405
                                                  ------------     ------------
            Total deferred tax assets                2,252,842          696,793
            Less - valuation allowance              (2,252,842)        (696,793)
                                                  ------------     ------------

            Total deferred tax liabilities                  --               --
                                                  ------------     ------------

            Net deferred tax asset                $         --     $         --
                                                  ============     ============


         For tax return purposes, the Company had approximately $5,270,000 federal and $5,255,000 state net operating loss carryforwards as of September 30, 2004, which expire in the years 2012 through 2022 and 2005 through 2009, respectively. The Company may be subject to limitations under Section 382 of the Internal Revenue Code as a result of the transaction described in Note 1 and subsequent equity transactions. A valuation allowance has been established for certain future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

10.      CAPITAL LEASE OBLIGATIONS

         During the years ended September 30, 2004 and 2003, the Company entered into two lease arrangements with an unrelated third-party for computer equipment. The Company accounts for the leases as capital leases over a 3-year term with final payment due May 2007 and 2006, respectively. The 2003 lease is payable in monthly installments of $924 including interest at 16.8% and is collateralized by certain software and personally guaranteed by the President of the Company. The 2004 lease is payable in monthly installments of $1,031 including interest at 16.3% and is collateralized by certain hardware and personally guaranteed by the President of the Company. As of September 30, 2004 and 2003, the amount of assets acquired under the lease totaled $55,165 and $26,000, respectively. Accumulated amortization related to these assets total $16,156 and $5,056 at September 30, 2004 and 2003, respectively. Amortization of assets held under capital leases is included in depreciation expense.

         Future minimum lease payments for the years ending September 30, are as follows:

              2005                                            $     23,470
              2006                                                  20,684
              2007                                                   9,117
                                                              ------------
              Net minimum lease payments under leases               53,271
              Less - amount representing interest                    9,384
                                                              ------------

              Present value of net minimum lease payments     $     43,887
                                                              ============


11.      LEASE COMMITMENT

         The Company leases office space from an unrelated party under an operating lease expiring on September 30, 2005. Total rent expense for the lease was approximately $46,000 and $36,400 for the years ended September 30, 2004 and 2003, respectively. The Company entered into another operating lease for additional office space in September, 2004 expiring on October 31, 2009.

         Future minimum lease payments for the years ending September 30, are as follows:

              2005                                            $    116,363
              2006                                                  70,398
              2007                                                  70,398
              2008                                                  70,398
              2009                                                  70,398
              2010                                                   5,866
                                                              --------------
                                                              $    403,821
                                                              ==============

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

12.      STOCK COMPENSATION AND OPTION PLAN

         During 2003, the Company accelerated the vesting of 1,451,920 shares of restricted common stock originally granted to an officer of the Company as part of an employment agreement. The Company also granted 241,987 shares to a consultant for services performed. Accordingly, the Company recorded an aggregate of $58,347 of compensation expense in fiscal year 2003.

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

         The Board of Directors approved 10,000,000 as the number of options that may be granted by the Company under the Plan. Under the Plan, the option exercise price is at least equal to the stock's fair market price on the date of grant, and the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. During the year ended September 30, 2004, 7,842,000 options were granted. No options had been issued as of September 30, 2003.

         On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and ETIF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was calculated as $331,937. The 2004 amortization was $9,220 for one month's vesting of stock based compensation. The Company will remeasure the fair value of the unearned options at subsequent balance sheet dates and record the corresponding compensation expense.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

12.      STOCK COMPENSATION AND OPTION PLAN... CONTINUED


         Following is a summary of the activity for the Company's stock options.

                                                                                                      Weighted
                                                                                                       Average
                                                  Number of                                           Exercise
                                                    Shares                  Price Range                 Price
         ---------------------------------------------------------------------------------------------------------
         Outstanding at September 30, 2003                   0     $        0.00-    $     0.00      $   0.00
         Exercisable at September 30, 2003                   0     $        0.00-    $     0.00      $   0.00

               Granted                               7,842,000     $        0.35-    $     0.50      $   0.38
               Forfeited/cancelled                           0     $        0.00-    $     0.00      $   0.00
               Exercised                                     0     $        0.00-    $     0.00      $   0.00
                                                ------------------------------------------------------------------
         Outstanding at September 30, 2004           7,842,000     $        0.35-    $     0.50      $   0.38
                                                ==================================================================
         Exercisable at September 30, 2004              20,000     $        0.40-    $     0.40      $   0.40
                                                ==================================================================

         The Company had 2,158,000 shares available for grant at September 30, 2004. No shares were available for grant at September 30, 2003.


13.      EARNINGS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 30, 2004 and 2003, potentially dilutive shares, representing an aggregate of 19,428,957 and 2,427,609 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

13.      EARNINGS PER SHARE...CONTINUED

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                                            Year Ended
                                                   September 30,   September 30,
                                                       2004           2003
                                                   ------------    ------------

         Net loss                                  $ (3,824,970)   $ (1,095,907)
                                                   ============    ============

         Weighted-average common shares
            and equivalents outstanding -
            basic and diluted                        16,560,628      10,369,123
                                                   ============    ============
         Basic and diluted net loss per
            common share                           $      (0.23)   $      (0.11)
                                                   ============    ============

         Number of shares underlying
            warrants issuable excluded in
            calculation of diluted
            earnings per share due to
            anti-dilutive effects                     7,184,963       1,451,919
                                                   ============    ============

         Number of shares underlying
            convertible debt excluded in
            calculation of diluted
            earnings per share due to
            anti-dilutive effects                     1,616,280         975,690
                                                   ============    ============

         Number of shares underlying
            contingently convertible debt
            excluded in calculation of
            diluted earnings per share due
            to anti-dilutive effects                  2,785,714              --
                                                   ============    ============

         Number of shares underlying
            options excluded in
            calculation of diluted
            earnings per share due to
            anti-dilutive effects                     7,842,000              --
                                                   ============    ============


14.      RETIREMENT PLAN

         The Company has a Simple Retirement Plan (SRA) covering substantially all employees. The plan allows participants to elect to defer up to 100% of their compensation to a maximum of the amount legally allowed. The Company matches 100% of participant deferrals, up to 3% of their salary. The employer's contribution for the years ended September 30, 2004 and 2003 was $7,750 and $8,882, respectively. This Plan has been cancelled effective December 31, 2004.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

15.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2004, holders of $50,000 related party and $20,000 unrelated party 7% Notes were repaid in October and December 2004, respectively. In addition, the holders of $20,000 7% Notes to related parties and $210,000 of 7% Notes to unrelated parties agreed to convert their notes into 657,142 shares of the Company's common stock, at $0.35 per share, pursuant to the Company's offer described in Note
         7. The Company will record a charge for the difference, if any, between the fair value of the securities issuable upon the conversion terms and the carrying value of the debt at the date of conversion, if and when such conversion occurs. The Company has offered warrants to purchase shares of its common stock at $0.35 per share to the remaining holders of $300,000 unrelated party 7% Notes in exchange for extending the maturity dates of these notes to November 30, 2005. To date, one $112,500 unrelated party 7% note holder has agreed to the maturity date extension in exchange for 321,429 warrants. The fair value of these additional warrants will be calculated using the Black-Scholes option pricing model. That value will be recorded as debt discount and amortized as interest expense over the remaining life of the debt.

         Subsequent to September 30, 2004, the holders of $125,000 7% Convertible Notes to related parties have agreed to convert at $0.35 per share, pursuant to the Company's offer described in Note 7. The original conversion price was $0.43 per share. The Company will record a charge for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, if and when such conversion occurs. The remaining $100,000 7% Convertible Notes holder agreed to extend the maturity date of the note to January 15, 2005.

         The Company repaid $100,000 of the $350K Notes in October 2004. The holder of another $150,000 of the $350K Notes has agreed to extend to November 30, 2005, and, in exchange, the Company has agreed to issue 428,571 five-year warrants convertible to common stock of the Company at $0.35 per share. The Company has offered the holder of the remaining $100,000 in notes to extend and issue warrants on the same terms as the foregoing $150,000 in notes. The fair value of these additional warrants will be calculated using the Black-Scholes option pricing model. That value will be recorded as debt discount and amortized as interest expense over the remaining life of the debt.

         Subsequent to September 30, 2004, the holders of all $460,000 (of which $85,000 is to related parties) of the 10% Notes have agreed to convert to common stock at $0.35 per share, pursuant to the Company's offer described in Note 7. The Company will record a charge for the difference, if any, between the fair value of the securities issuable upon the conversion terms and the carrying value of the debt at the date of conversion, if and when such conversion occurs.

         Subsequent to September 30, 2004, the holders of all $470,000 (of which $75,000 is to related parties) of the 9% Convertible Notes have agreed to convert to common stock at $0.35 per share, pursuant to the Company's offer described in Note 7. The original conversion price was $0.43 per share. The Company also reduced the exercise price of the detachable warrants from $0.52 to $0.35 per share and increased the shares underlying the warrants from 909,869 to 1,342,857. The Company will record a charge for the difference between the fair value of the securities

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Financial Statements
Years Ended September 30, 2004 and 2003

================================================================================

15.      SUBSEQUENT EVENTS ... CONTINUED

         issuable  upon the revised  conversion  terms and the fair value of the
         securities   issuable  upon  the  original  terms,  if  and  when  such conversion occurs.

         Subsequent to September 30, 2004, the holders of $285,000 of the 15% Notes to unrelated parties have agreed to convert to common stock of the Company at $0.35 per share. The Company will record a charge for the difference, if any, between the fair value of the securities issuable upon the conversion terms and the carrying value of the debt at the date of conversion, if and when such conversion occurs. On December 28, 2004, the holders of remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005. In return, the Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share. The Company has an option to give the note holders the right to convert their notes to common stock of the Company at $0.35 per share, and the holders have sixty (60) days to exercise this right. The Company has agreed to file a registration statement no later than January 31, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). The Company is in the process of obtaining the agreement of all individual investors to the foregoing agreement.

         In conjunction with the agreement to extend the maturities of the $1,250,000 15% Notes to unrelated parties, the Company commenced negotiations to terminate and settle the Advisory Agreement with an unrelated third party (see Note 7). The Company has offered to issue and sell to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; to issue additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share; to register all these shares by January 31, 2005; and to pay the third party a fee of $125,000 in consideration of terminating the Advisory Agreement. The fair value of the total consideration will be expensed in fiscal 2005.

         Subsequent to September 30, 2004, the holders of $80,000 12% Notes to unrelated parties agreed to convert to common stock of the Company at $0.35 per share. The holder of $100,000 of 12% notes to related parties have been converted to a demand note. The holder of the remaining $250,000 of 12% notes to unrelated parties has agreed to extend $125,000 of this note to January 31, 2005 and to convert $125,000 to common stock at $0.35 per share.

         In the first quarter of fiscal 2005 (through December 17), the Company has raised additional proceeds of $2,159,245 through the sale of 4,798,322 shares the Company's common stock, at $0.45 per share. Included in these proceeds is $100,000 from a private equity sale of 222,222 shares of common stock.

         By consent dated December 7, 2004, a majority of the Company's shareholders approved an amendment to the Articles of Organization increasing authorized common shares from 50 million to 100 million and increasing authorized preferred shares from 10 million to 25 million

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         None.

ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

         The company has instituted controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and regulations. These controls and procedures are also designed to allow timely decisions and accurate reporting of information required to be disclosed.

         Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
         --------------------------------

         Directors

         The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of December 30, 2004:

Name                 Age       Position

Jonathan Adams       59        Co-Chairman of the Board of Directors
Charles Lieppe       60        Co-Chairman of the Board of Directors
Anthony Roth         40        President, Chief Executive Officer and Director
Steven Apesos        51        Executive Vice President
Peter Flatow         60        Director
John Burns           62        Chief Financial Officer, Treasurer and Secretary
Cynthia Cronan       42        Chief Accounting Officer,Corporate Controller
                               and Assistant Treasurer
Anne Concannon       53        Director
Gerald Roth          75        Director
Robert Powers        51        Director

         Jonathan Adams has served as Chairman of the Board of Corporate Sports since its inception in 1986 and as Co-Chairman of the Board of Utix since November 2003. Together with Anne Concannon, Mr. Adams co-founded, managed and operated Corporate Sports Incentives for fifteen years. During his career, Mr. Adams was President, Chief Executive Officer and Founder of International Micrographics Inc., a wholesale distributor of microfilm consumables founded in 1982, A&J Realty Trust, an owner and manager of real estate founded in 1988, and The Sharper Edge, a distributor of ski-sharpening equipment founded in 1990.

         Charles A. Lieppe has served as Co-Chairman of the Board of Directors of Corporate Sports since October 2003 and Co-Chairman of the Board of Directors of Utix since November 2003. From January 2002 to September 2003, he was a member of the Advisory Board of Corporate Sports. From August 1999 to August 2003, he was an independent business consultant in Gulfstream, FL. From June 1997 to June 1999, he was President and Chief Executive Officer of DBT Online, Inc. in Boca Raton, FL, a New York Stock Exchange traded online information company. From January 1996 to May 1997, he served as President and Chief Executive Officer of Nabisco International in New York, NY. From January 1991 to December 1995, he was Chief Executive Officer of Berol Corporation in Nashville, TN, a manufacturer of writing instruments, school supplies and art products. From June 1989 to December 1990, Mr. Lieppe was President and Chief Operating Officer of Westpoint Pepperell, a manufacturer of consumer and commercial bed and bath products. From 1968 to 1989, he was employed in various capacities leading to Vice President, and General Manager of Procter & Gamble. Mr. Lieppe received his AB and MBA from Columbia University in 1966 and 1968, respectively.

         Anthony G. Roth has served as the President and Chief Executive Officer of Corporate Sports since January 2002, and of Utix since November 2003. Mr. Roth is the nephew of Gerald Roth, a member of Utix's board of directors. From May 1999 to December 2001, Mr. Roth served as President of Moonstruck Chocolatier, Eclipse Management Group in Portland, Oregon, a national manufacturer, distributor, & retailer of gourmet chocolate products. From 1997 to 1999, Mr. Roth was Executive Vice President of Naturade, Inc. in Irvine, CA, a national manufacturer/distributor of over 200 nutritional hand and body products. From September 1996 to February 1997, Mr. Roth was President of Performance Nutrition, Inc. in Dallas, TX, a formulator and sales/marketing company of nutritional products.

         In October 1995 Mr. Roth joined and served as President of Roth Financial Group, Inc. in Champaign, IL, a business development and finance consulting firm. Prior to that, he was Vice President, Branch Manager at Merrill Lynch in Champaign, IL from May 1994 to September 1995. From November 1992 to May 1994, Mr. Roth was Vice President of Hilliard Lyons, Inc. in Champaign, IL, a retail brokerage firm. A 1986 graduate of the University of Illinois, with a B.S. in Agricultural Economics, Mr. Roth also completed an advanced degree from the New York Institute of Finance in 1988.

         Steven M. Apesos has served as Executive Vice President and Managing Director for Affinity & Partnerships and general business development for Corporate Sports since April 2002, and Executive Vice President of Utix since November 2003. He created the Universal Golf Ticket Visa card product opportunity and has managed the program since inception. From July 1996 to April 2002, he served as Senior Vice President, Business Development at First USA Partners in Wellesley, MA. From 1990 to 1996, he was progressively Vice President, Public Relations and Vice President, Sponsorships at MasterCard International in Purchase, NY. Previously, he was Vice President, Public Relations for Manning, Selvage and Lee, Inc. in New York, NY, where he worked on such notable campaigns as the I LOVE NEW YORK Tourism Promotion Campaign, and managed the VISA Olympic Program ("VISA Its Everywhere You Want To Be"). Mr. Apesos earned his B.A. from University of California Los Angeles in 1976.

         Peter Flatow has served as a Chief Marketing Strategist and a Director of both Corporate Sports and Utix since December 2003. Mr. Flatow's career in consumer marketing includes over twenty years of experience in various executive capacities with Bristol-Myers Squibb Company, Lever Brothers Company and Johnson & Johnson, including serving as Director of Corporate Development, Consumer Products for Bristol-Myers Squibb. For the past fourteen years, Mr. Flatow has been the founder and is the President of CoKnowledge, Inc., a brand and product development marketing consulting business. Prior thereto he gained considerable consulting experience as President of BrainReserve and Ryan Management Group, where he successfully consulted in consumer product development for a variety of client companies, including a number of Fortune 50 companies. Mr. Flatow has been quoted and published in a number of advertising and business publications, including The Wall Street Journal and Business Week and is a guest lecturer at the Yale University School of Management.

         John Burns has served as Chief Financial Officer and Treasurer of Utix since January 2004 and as corporate Secretary since May 2004. Mr. Burns had served on a consulting basis as the Chief Financial Officer of Utix since November 2003, and on a consulting basis in the capacity as the Chief Financial Officer of Corporate Sports since September 2003. From August 2000 to January 2004, he has also been a principal of C & J Solutions in North Andover, MA, a financial consulting firm. From 1983 to 2000, Mr. Burns served in various financial positions, including Chief Financial Officer beginning in 1997, for Arthur D. Little, Inc. in Cambridge,

MA, a management and technology consulting company. Mr. Burns earned his B.S./B.A. from Boston College, Chestnut Hill, MA, in 1964 and his MBA in 1973 from Babson College, Wellesley, MA. Previous positions include Treasurer of ITEK Corporation responsible for investor relations, financial strategy, and risk management (1972-1983), and an auditor for Peat Marwick & Mitchell (1969-1972).

         Cynthia A. Cronan joined Utix as Chief Accounting Officer, Corporate Controller and Assistant Treasurer in February 2004. From August 2000 to January 2004 she served as a principal of C&J Solutions, a financial consulting firm in North Andover, MA. From May 1984 to August 2000 Ms. Cronan served in various financial positions, including Vice President and Corporate Controller beginning in 1999, for Arthur D. Little, Inc., a management technology consulting firm in Cambridge, MA. Ms. Cronan earned a B.S. in Computer Information Systems, an A.S. in Accountancy and an A.S. in Management (with Honors) from Bentley College, Waltham, MA, in 1984. In 1997 she was awarded an MBA from Babson College, Wellesley, MA.

         Anne Concannon, together with her business partner Jonathan Adams, has started and operated Information Technologies, Inc., founded in 1976, International Micrographics, Inc., founded in 1982, A&J Realty Trust, founded in 1988, and The Sharper Edge, founded in 1990. Both Information Technologies and International Micrographics were wholesale distribution company for microfilm papers and toners. Ms. Concannon previously was responsible for co-managing Utix's long-standing corporate client base of over 1,000 accounts. Ms. Concannon earned a B.A. in Psychology and Sociology from The University of Massachusetts in 1972.

         Gerald Roth co-founded Corporate Sports in 1986 with Jonathan Adams and Anne Concannon. Mr. Roth is the uncle of Anthony Roth, the President and Chief Executive Officer of Utix. His original efforts were in the area of securing ski resorts and golf courses. Mr. Roth is also the founder and Chairman of Bulbman, Inc., an international light bulb distribution company located in Reno, Nevada that employs 85 people and is one of the largest specialty bulb distributors in the world.

         Robert Powers has served as a Director of Corporate Sports since September 2003 and as a Director of Utix since November 2003. Mr. Powers has been CFO and COO of Metro International's US operations since 2004. Metro is one of the largest and fastest growing newspapers in the world. Previously he was co-founder and partner of Applied Value Corporation, an international management consultancy firm headquartered in Lexington, MA. From 1982 to 1999, Mr. Powers was employed by Arthur D. Little, Inc. in Cambridge, MA, a management and technology consulting firm, where his most recent role was Vice President of Finance and Operations for their North American business from 1977 to 1981. Prior to that he had a similar role in support of the firm's European operations. Mr. Powers earned his B.S./B.A. from Babson College, Wellesley,
MA in 1975 and his MBA from Suffolk University, Boston, MA in 1979.

         Audit Committee Financial Expert
         --------------------------------

         On December 26, 2003, the Board of Directors established an Audit Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of Robert Powers, as Chairman of the Committee, Charles Lieppe and Gerald Roth, each of whom meet the definition of "financial expert" as that term is defined by the Securities and Exchange Commission and as required by the Sarbanes-Oxley Act of 2002. Members of the Committee are appointed by the Board of Directors and, unless otherwise directed by the Board of Directors, serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually and more frequently as circumstances dictate.

         The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to: (i) the integrity of the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; (vi) our auditing, accounting, and financial reporting processes generally; and (vii) the performance of such other functions as the Board of Directors may assign from time to time. The Audit Committee has the authority to:

             o make recommendations to the Board of Directors regarding the appointment or replacement of independent public accountants;

             o confer with our independent public accountants regarding the scope, method and results of the audit of our books and accounts;

             o review our financial reporting process and the management recommendations made by our independent public accountants;

             o recommend and implement any desired changes to our audit procedures; and

             o perform such other duties as the Board of Directors may from time to time direct.

         Compensation Committee
         ----------------------

         On December 26, 2003, the Board of Directors established a Compensation Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the charter for the Compensation Committee, and a "Non-Employee Director" as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Compensation Committee consists of Charles Lieppe, as Chairman of the Committee, Jonathan Adams and Peter Flatow. Members of the Committee are appointed by the Board of Directors and, unless otherwise directed by the Board of Directors, serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Committee will hold at least two meetings per year or more frequently as circumstances dictate.

         The purpose of the Compensation Committee is to: (i) assist the Board of Directors in discharging its responsibilities relating to the compensation of our executive officers; (ii) to establish and put into practice competitive compensation programs to attract, retain and motivate qualified senior executives and to align those executives' financial interests with the interests of our stockholders; and (iii) to produce the annual report on executive compensation for inclusion in our annual proxy statement. The Compensation Committee has the authority to:

         o establish (i) the compensation (including salaries, bonuses and every other type of compensation that is not made available on a similar basis to our employees in general) of our Chief Executive Officer, (ii) compensation policies applicable to the our executive officers and (iii) the bases for the compensation of our Chief Executive Officer, including the facts and criteria on which it is based;

         o exercise all rights, authority and functions of the Board of Directors under our 2003 Stock Option Plan (the "2003 Plan"), which was adopted by the Board in November 2003, including, without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make other stock awards thereunder; provided that the Compensation Committee shall not be authorized to amend the 2003 Plan; and provided further, however, that the Board of Directors shall retain the right to exercise any such rights, authority and functions;

         o serve as the Administrator of the 2003 Plan, as that term is defined in the 2003 Plan;

         o recommend to the Board of Directors compensation arrangements for our non-employee directors and to establish such arrangements; and

         o perform such other duties as the Board of Directors may from time to time direct.

         Code of Ethics
         --------------

         The Board of Directors has adopted the Code of Ethics listed in Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth information with respect to compensation earned during the fiscal year ended September 30, 2004 by our executive officers and directors. Other than the executive officers listed below, no other executive officers earned compensation exceeding $100,000 during the fiscal year ended September 30, 2004. Due to the inactivity of Utix Group, Inc. (formerly known as Chantal Skin Care Corporation) in fiscal years ended September 30, 2002 and 2001, there were no executive officers during that period.

Name and Principal                                                            Long-Term         All Other
Position                                         Annual Compensation        Compensation      Compensation
                            Fiscal Year          Salary         Bonus        Securities
                            9/30                                             Underlying
                                                                           Options/SAR's
                                                                                (#)

Anthony G. Roth             2004              $148,043 (1)     $25,000     1,785,000 (2)           0
President, Chief
Executive Officer and
Director

Steve Apesos                2004              $107,585             --        245,000 (3)           0
Executive Vice President
for Affinity and
Partnership


(1) Effective November 13, 2003, Anthony G. Roth began receiving a base salary of $150,000 annually.

(2) 1,000,000 of these shares are issuable upon exercise of incentive stock options exercisable at $0.50 per share and vesting over four years, and 785,000 shares are issuable upon exercise of incentive stock options exercisable at $0.35 per share and vesting over four years.

(3) 100,000 of these shares are issuable upon exercise of incentive stock options exercised at $0.50 per share, and 145,000 shares issuable upon exercise of incentive stock options at $0.35 per share, all vesting over four years.

         AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
         AND FISCAL YEAR END
         ----------------------------------------------------

         None.

         LONG TERM INCENTIVE PLAN (LTIP) AWARDS
         --------------------------------------

         None.

Directors' Compensation

         Directors are reimbursed for expenses actually incurred in connection with each meeting of the board or any committee thereof attended. In addition, each non-employee director other than Mr. Lieppe received a grant under our 2003 stock option plan of options to purchase up to 100,000 shares, vesting in equal amounts over three years, at $0.40 per share in December 2003, and all non-employee Directors, other than Mr. Lieppe, received 100,000 incentive stock options exercisable at $0.35 per share vesting over three years in September 2004. In December 2003, Mr. Lieppe received an option grant of 1,000,000 shares at $0.40 per share vesting over three years and in September 2004, Mr. Lieppe received two option grants of 1,000,000 shares and 25,000 shares respectively, both exercisable at $0.35 per share and each vesting over three years.

         Jonathan Adams received compensation of $91,769 in fiscal 2004 to serve as our Chairman of the Board of Directors, and in September 2004 also received a grant of 250,000 options to purchase common shares exercisable at $0.35 per share and vesting over four years. Anne Concannon received compensation of $90,087 in salary and commission in fiscal 2004, and in September 2004 received a grant of 100,000 options to purchase common stock exercisable at $0.35 per share and vesting over three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------------

         The following table sets forth ownership information as of the filing date with respect to (i) each current director or executive officer of the Company, (ii) all directors and executive officers of the Company as a group and
(iii) each person known to the Company to be a beneficial owner of more than 5% of its outstanding voting securities. Each share of Common Stock is entitled to one vote. Unless otherwise noted, the address of each of the individuals listed below is c/o UTIX Group, Inc., 170 Cambridge Street, Burlington, MA, 01803.

---------------------------------------- --------------------- -----------------
NAME AND ADDRESS                         NUMBER OF SHARES      PERCENTAGE OF
                                         OWNED (1)             SHARES OWNED
---------------------------------------- --------------------- -----------------
Jonathan Adams (2)                       5,710,882             15.9%
---------------------------------------- --------------------- -----------------
Anne Concannon (3)                       2,323,071             6.9%
---------------------------------------- --------------------- -----------------
Roth Financial Group, Inc.  (4)          2,211,919             6%
---------------------------------------- --------------------- -----------------
Anthony Roth (4)                         2,211,919             6%
---------------------------------------- --------------------- -----------------
Gerald Roth (5)                          1,568,850             4.3%
---------------------------------------- --------------------- -----------------
Charles Lieppe (6)                       649,654               *
---------------------------------------- --------------------- -----------------
Steven Apesos (7)                        591,708               1.6%
---------------------------------------- --------------------- -----------------
Peter Flatow (8)                         83,333                *
---------------------------------------- --------------------- -----------------
Robert Powers (9)                        33,333                *
---------------------------------------- --------------------- -----------------

---------------------------------------- --------------------- -----------------
John Burns (10)                          20,000                *
---------------------------------------- --------------------- -----------------
Cynthia Cronan (11)                      0                     *
---------------------------------------- --------------------- -----------------
Joel Pensley                             2,470,000             6.9%
211 Schoolhouse Road
Norfolk, CT 06058 (12)
---------------------------------------- --------------------- -----------------
Rubin Family Irrevocable Stock Trust     2,087,500             5.8%
25 Highland Boulevard
Dix Hills, NY 11746 (13)
---------------------------------------- --------------------- -----------------
All directors and                        12,893,050            34.2%
executive officers (10 persons)
---------------------------------------- --------------------- -----------------

* Less than one percent

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Company's common stock shown as beneficially owned by him.

(2) Does not include 250,000 additional shares that may be purchased for $0.35 per share upon the exercise of stock options that vest over four (4) years.

(3) Includes 33,333 vested options but does not include 66,667 of additional shares that may be purchased for $0.35 per share upon the exercise of non-qualified stock options that vest over three (3) years.

(4) These shares are registered in the name of Roth Financial Group, Inc. Roth Financial Group, Inc. is wholly owned by Anthony G. Roth and his wife. Mr. Roth controls the voting and investment power over the shares held by Roth Financial Group, Inc. Includes (i) 1,451,919 shares of common stock issued pursuant to the Share Exchange, (ii) 10,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan and
(iii) 500,000 shares of common stock issuable upon conversion, at $.35 per share, of $175,000 of notes. See "Management's Discussion and Analysis or Plan of Operation - - Corporate Background." Includes 250,000 vested options but does not include 750,000 additional shares that may be purchased, for $0.50 per share, or 785,000 additional shares that may be purchased for $0.35 per share by Mr. Roth upon exercise of qualified stock options vesting over a period of four years.

(5) Includes (i) 1,209,933 shares of common stock issued pursuant to the Share Exchange, (ii) 75,000 shares of common stock issued pursuant to the exercise of warrants granted in connection with a loan, (iii) warrants to purchase 36,298 shares at $0.207 per share at any time on or before November 13, 2008 granted in connection with a loan and (iv) 214,286 shares of common stock issuable upon conversion, at $.35 per share, of $75,000 of notes. See "Management's Discussion and Analysis or Plan of Operation - Corporate Background." Includes 33,333 vested options but does not include non-qualified stock options to purchase 66,667 shares at $0.40 per share, or 100,000 shares at $0.35 per share that vest over three years.

(6) Includes (i) 100,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan, (ii) 145,192 shares issuable upon exercise of warrants exercisable at $0.207 per share and (iii) 71,429 shares of common stock issuable upon conversion, at $.35 per share, of $25,000 of notes. Includes 333,333 vested options but does not include: 666,667 additional shares that may be purchased for $0.40 per share, 1,000,000 additional shares that may be purchased for $0.35 per share, or 25,000 additional shares that may be purchased for $0.35 per share, all upon exercise of stock options that vest over a period of three years.

(7) Includes (i) shares issuable upon exercise of warrants to purchase 24,199 shares at $0.207 per share granted in connection with a loan, (ii) shares issuable upon exercise of warrants to purchase 96,795 shares at $0.517 per share granted in connection with a loan, (iii) 60,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with loans, and (iv) 385,714 shares of common stock issuable upon conversion, at $.35 per share, of $135,000 of notes. Includes 25,000 vested options but does not include 75,000 shares issuable upon exercise of incentive stock options exercisable at $0.50 per share, or 145,000 shares issued upon exercise of incentive stock options exercisable at $0.35 per share and vesting over four years.

(8) Includes 50,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan. Includes 33,333 vested options but does not include non-qualified stock options to purchase 66,667 shares at an exercise price of $0.40 per share, or non-qualified stock options to purchase 100,000 shares at an exercise price of $0.35 per share vesting over three years.

(9) Includes 33,333 vested options but does not include non-qualified stock options to purchase 66,667 shares at an exercise price of $0.40 per share, or non-qualified stock options to purchase 100,000 shares at an exercise price of $0.35 per share and vesting over three years.

(10) Includes 20,000 shares of our common stock issuable upon exercise of currently vested options.

(11) Does not include 30,000 options granted in February 2004 exercisable at $0.50 per share and vesting over four years or 100,000 options granted in September 2004 exercisable at $0.35 per share and vesting over four years.

(12) Mr. Pensley resigned as President of Utix effective as of November 13, 2003. He purchased 1,825,000 shares from Nexgen Holdings Corp., a former stockholder in March 2004.

(13) Includes (i) 1,825,000 shares of common stock acquired for $0.001 per share in connection with the Share Exchange and in consideration for providing and arranging for $300,000 of debt financing for Corporate Sports, (ii) 112,500 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan made in November 2003 and (iii) an additional 150,000 shares of common stock issuable upon exercise of additional warrants issued in February 2004 in connection with an additional debt financing. See "Management's Discussion and Analysis or Plan of Operation - - Corporate Background." Margery
C. Rubin, as trustee, holds voting and investment power over the securities held by the Rubin Trust.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         Anthony G. Roth, our President and Chief Executive Officer, has a five-year employment agreement with us that became effective January 2, 2002 and was amended in November 2003. Pursuant to the amended agreement, Mr. Roth is paid an annual salary of $150,000 and was awarded a one-time bonus of $25,000 on November 13, 2003. Under this agreement, Mr. Roth is eligible for an annual bonus of up to 75% of his salary and is entitled to one-year severance if he is terminated by us without cause. If Mr. Roth is terminated following of a change in control, he will be entitled to two-years severance. Mr. Roth is also granted options to purchase 1,000,000 shares of our common stock at $0.50 per share and 785,000 options at $0.35 per share, both of which vest over four years pursuant to our stock option plan, which was adopted by our board of directors in November 2003.

         Mr. Roth has also agreed that he will not directly or indirectly disclose confidential information or otherwise engage in any activities competitive with our business for so long as he shall be performing services for us, and for three years thereafter. Furthermore, no amendment of Mr. Roth's employment agreement or other increases in compensation, bonuses, stock options, benefits or other transactions may be effected by us without the consent of a majority of the disinterested members on our board of directors and the affirmative approval and recommendation of not less than a majority of the three directors comprising the Compensation Committee.

         Mr. John F. Burns, Chief Financial Office, Treasurer and Secretary has a change-in-control agreement that if he is terminated following a change in control, he will be entitled to two years of severance pay.

Stock Option Plan

         Pursuant to our 2003 stock option plan approved in November 2003 and which expires on November 13, 2013, options to purchase an aggregate of 10,000,000 shares of our common stock may be issued. In July 2004, the Board of Directors voted to increase the authorized options from 4,000,000 to 10,000,000. Of that amount, options to acquire 7,842,000 shares of our common stock have been issued at prices ranging from $0.35 to $0.50 per share as of September 30, 2004.

         The 2003 Plan is administered by the Compensation Committee. Options granted under the 2003 Plan are not generally transferable by the optionee except by will or by the laws of descent and distribution, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the 2003 Plan vest in such annual increments as is determined by the Compensation Committee, typically in four equal annual increments for incentive stock options and three equal annual increments for non-qualified stock options. Upon a change in control as defined in the 2003 plan, all options become vested. To the extent that options are vested, they must be exercised within a maximum of three months of the end of optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the 2003 Plan shall be determined by the Compensation Committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be not less than 100% of fair market value per share on the date of grant, and for consultants and non-employee directors, as determined by the Compensation Committee of the Board of Directors. The maximum term of an option granted under the 2003 Plan may not exceed 10 years from the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Between March 2003 and September 30, 2004, Utix and Corporate Sports borrowed an aggregate of $907,500 from certain executive officers, directors, principal stockholders and other affiliates. Of these loans, the holders of an aggregate of $707,500 have agreed to convert these loans to common stock of the company at $.35 per share, the holder of $100,000 has extended to January 15, 2005, and $100,000 is a demand note. Such loans are described below.

         In March 2003, Corporate Sports borrowed $100,000 under a one-year line of credit provided by Charles A. Lieppe, as lender. Mr. Lieppe is Co-Chairman of our board of directors. Mr. Lieppe received a $1,000 fee on execution of the agreement and an additional $2,000 when Corporate Sports made its initial draw under the line of credit. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement is extended by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for consulting services previously rendered to Corporate Sports and as additional consideration under the $100,000 line of credit, Mr. Lieppe received five year warrants to purchase 0.5 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Lieppe was cancelled and exchanged for a new 7% bridge note in the amount of $100,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase an aggregate of 48,397 shares of Utix Common Stock at an exercise price of $0.207 per share. The new note is subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $1.5 million. The note is unconditionally guaranteed by Corporate Sports and is convertible into shares of our common stock at Mr. Lieppe's option after December 2004. In consideration for the loan extension, Mr. Lieppe received a warrant entitling him to purchase 100,000 shares of our common stock at an exercise price of $.001 per share. In addition, in April 2004 we issued to Mr. Lieppe a secured subordinated note for $25,000 that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note is subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we will pay a prepayment premium of 5% of the loan amount. The note is secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Lieppe agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Lieppe shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004, Mr. Lieppe agreed to convert his $25,000 note into 71,429 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement. Mr. Lieppe has agreed to extend his $100,000 note to January 15, 2005.

         In April 2003, Corporate Sports borrowed $75,000 under a one-year line of credit arrangement with Gerald Roth, as lender, on the same terms and conditions as the line of credit agreement with Charles A. Lieppe. Mr. Roth is a member of our board of directors. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, are due and payable in March 2004, unless the agreement is extended by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for providing this loan, Mr. Roth received five year warrants to purchase 0.375 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Roth was cancelled and exchanged for a new 7% bridge note in the amount of $75,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase 36,298 shares of Utix Common Stock at an exercise price of $0.207 per share. The new note is subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $1.5 million. The note is unconditionally guaranteed by Corporate Sports and is convertible into shares of our common stock at Mr. Roth's option after December 2004. In consideration for the loan extension, Mr. Roth received a warrant entitling him to purchase 75,000 shares of our common stock at an exercise price of $.001 per share. Pursuant to an agreement in June 2004,

Mr. Roth agreed to convert his $75,000 note into 214,286 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement.

         In April 2003, Corporate Sports borrowed $50,000 under a one-year line of credit arrangement with Steven Apesos, as lender, on the same terms and conditions as the line of credit agreement with Charles A. Lieppe. Mr. Apesos is our Executive Vice President. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, are due and payable in March 2004, unless the agreement is extended by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for providing this loan, Mr. Apesos received five year warrants to purchase 0.250 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Apesos was cancelled and exchanged for a new 7% bridge note in the amount of $50,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase 24,199 shares of Utix Common Stock at an exercise price of $0.207 per share. In addition, Mr. Apesos lent Utix an additional $10,000. The new notes aggregating $60,000 are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $1.5 million. The notes are unconditionally guaranteed by Corporate Sports and are convertible into shares of our common stock at Mr. Apesos' option after December 2004. In consideration for the loan extension, Mr. Apesos received a warrant entitling him to purchase 60,000 shares of our common stock at an exercise price of $.001 per share.

         In a similar transaction in July 2003, Mr. Apesos lent to Corporate Sports an additional $50,000, which accrues interest at the rate of 9% per annum and matures in August 2006. In consideration for providing this loan, Mr. Apesos received five year warrants to purchase common stock of Corporate Sports. Pursuant to the Share Exchange Agreement described below, the note issued by Corporate Sports was cancelled and exchanged for a note issued by Utix under the same terms and conditions as the original note issued by Corporate Sports, and the warrants were exchanged for warrants to purchase 96,795 shares of our Common Stock at an exercise price of $0.517 per share. The note is unconditionally guaranteed by Corporate Sports and is convertible into 116,154 shares of our common stock at Mr. Apesos's option after December 2004. We can prepay the note prior to August 1, 2004 by providing Mr. Apesos thirty-days notice and paying a 10% premium. In addition, in April 2004 Mr. Apesos lent Utix an additional $25,000 and we issued him our $25,000 secured subordinated note that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note is subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we will pay a prepayment premium of 5% of the loan amount. The note is secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Apesos agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Apesos shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes.

         Pursuant to an agreement in June 2004, Mr. Apesos agreed to convert his notes, aggregating $135,000, into 385,714 shares of our common stock, at a conversion price of $0.35 per share. In consideration of such conversion, we agreed to reduce the exercise price of the 96,795 warrants issued to Mr. Apesos in July 2003 from $0.517 to $0.35 per share upon effectiveness of our registration statement. We provided the same exercise price reductions to all other holders of our warrants exercisable at $0.52 per share who agreed to convert our notes into common stock at $0.35 per share.

         In August 2004, Mr. Apesos lent $100,000 to the Company under a sixty
(60) day note which accrues at an interest rate of 12% per annum, and as of October 31, 2004 the loan is a demand loan.

         In accordance with the terms of the Share Exchange Agreement, Robert M. Rubin committed to provide Corporate Sports with $300,000 of debt financing. In November 2003, the Rubin Family Irrevocable Stock Trust purchased $112,500 of our 7% bridge notes due November 2004, and Mr. Rubin arranged for unaffiliated persons to purchase an additional $187,500 of such 7% notes. All such notes are unconditionally guaranteed by Corporate Sports. A consideration for providing $112,500 of the $300,000 of loans, the Rubin Trust received warrants entitling it to purchase 112,500 shares of our common stock at an exercise price of $.001 per share. In February 2004, in connection with the sale of an aggregate of $350,000 of additional 7% notes due in November 2004, the Rubin Family Irrevocable Stock Trust lent us an additional $150,000, arranged for an additional $100,000 of loans, and received warrants to purchase 150,000 shares of our common stock at $0.10 per share. Pursuant to an agreement in June 2004, the Rubin Family Irrevocable Stock Trust agreed to extend the maturity date of the November bridge notes and February bridge notes to October 1, 2005 in exchange for us allowing the Trust, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock, at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that the Trust will receive at least 100% of the principal and interest on resale of the shares. In August 2004, the Rubin Trust agreed to rescind the agreement to extend the maturity date ab initio. In December 2004, the Rubin Trust agreed to extend the maturity date of all $262,500 of his loans to November 30, 2005, and the Company agreed to issue 750,000 five-year warrants convertible to common stock of the Compnay at $0.35 per share.

         During fiscal year ended September 30, 2004, we paid Anne Concannon, a member of our Board of Directors, $90,087 for her services as a Sales Executive.

         Gary Palmer, who is the Chief Operating Officer and a Director of Wildcard Systems, joined our board of directors in December 2003. Mr. Palmer resigned from the Board of Directors on December 14, 2004 due to the adoption of certain conflict of interest policies by his employer, WildCard Systems, Inc.

         In November 2003 we borrowed $10,000 from Anthony G. Roth, our President and Chief Executive Officer, and issued our 7% bridge note due November 2004. In April 2004 we issued to Roth Financial Group, Inc., which is controlled by Anthony G. Roth, secured subordinated notes for an aggregate amount of $185,000 that is due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we will pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Roth agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Roth shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004 Mr. Roth and Roth Financial Group agreed to convert $175,000 of the total indebtedness owed to such persons into 500,000 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement. In October 2004, Mr. Roth agreed to convert the remaining $10,000 plus interest at $0.35 per share.

         In April 2004 we issued to Stephen A. Weiss, a member of the law firm of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate and securities counsel, a secured subordinated note for $25,000 that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004 and was subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million. Pursuant to an agreement in June 2004, Mr. Weiss agreed to convert his note into 71,429 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement.

         In May 2004, we agreed to repurchase for $1,500, an aggregate of 1,500,000 of the 2,470,000 shares of our common stock owned by Joel Pensley at the time of the repurchase. We plan to cancel the 1,500,000 shares repurchased. Mr. Pensley was the former President and principal stockholder of Utix prior to the November 2003 share exchange. In partial consideration of the stock repurchase, we will issue to Mr. Pensley a five year warrant to purchase up to 750,000 of our shares of common stock at an exercise price of $0.15 per share. We also agreed within 30 days after the effective date of this prospectus to file a registration statement under the Securities Act covering the 970,000 remaining shares owned by Mr. Pensley as well as the 750,000 shares issuable upon exercise of his warrant. This transaction is still in the process of being completed as of the date of this filing.

ITEM 13.  INDEX TO EXHIBITS
          -----------------

------------- ---------------------------------------------------- -------------
Exhibit No.   DOCUMENT                                             PAGE
------------- ---------------------------------------------------- -------------

------------- ---------------------------------------------------- -------------
3.1           Amended and Restated Certificate of Incorporation of
              Chantal Skin Care Corporation*
------------- ---------------------------------------------------- -------------
3.2           Amended Bylaws of Utix Group, Inc.*
------------- ---------------------------------------------------- -------------
10.1          Convertible  Loan Agreement,  dated October 2003, by
              and among Utix Group,  Inc., as Borrower,  Corporate
              Sports  Incentives,  Inc.,  as  Guarantor,  and  the
              lenders  who  are   signatories   thereto,   for  an
              aggregate amount of $225,000.*
------------- ---------------------------------------------------- -------------
10.2          Loan  Agreement,  dated  October  2003, by and among
              Utix Group,  Inc.,  as  Borrower,  Corporate  Sports
              Incentives,  Inc., as Guarantor, and the lenders who
              are signatories  thereto, for an aggregate amount of
              $600,000   (collectively   with   Exhibit  3.1,  the
              "November 2003" loan)*.
------------- ---------------------------------------------------- -------------
10.3          Lock-Up Agreement, dated as of November 13, 2003, by
              and  among  Utix  Group,   Inc.   and  each  of  the
              stockholders listed on Schedule A thereto.*
------------- ---------------------------------------------------- -------------
9.1           Voting Agreement,  dated as of November 13, 2003, by
              and between the Rubin Family Irrevocable Stock Trust
              and Utix Group, Inc.*
------------- ---------------------------------------------------- -------------
9.2           Voting Agreement,  dated as of November 13, 2003, by
              and between certain stockholders of Utix Group, Inc.
              and Utix Group, Inc.*
------------- ---------------------------------------------------- -------------
10.4          FORM OF  WARRANT  ISSUED  IN  CONNECTION  WITH  LOAN
              AGREEMENTS*
------------- ---------------------------------------------------- -------------
10.5          Loan Agreement, dated July 2003, and the replacement
              notes  issued by Utix  Group,  Inc.  pursuant to the
              Share Exchange Agreement (see Exhibit 12)*
------------- ---------------------------------------------------- -------------
10.6          Loan  Agreement,  dated  February 2004, by and among
              Utix Group,  Inc.,  as  Borrower,  Corporate  Sports
              Incentives,  Inc., as Guarantor, and the lenders who
              are signatories  thereto, for an aggregate amount of
              $350,000**
------------- ---------------------------------------------------- -------------
10.7          Loan Agreement,  dated April 2004, by and among Utix
              Group,   Inc.,   as   Borrower,   Corporate   Sports
              Incentives, Inc., as grantor of a security interest,
              and the lenders who are signatories  thereto, for an
              aggregate amount of $300,000.**
------------- ---------------------------------------------------- -------------
10.8          Securities  Purchase  Agreement,  dated May 2004, by
              and among Utix Group,  Inc., Great Court Capital LLC
              and the purchasers who are signatories thereto ***
------------- ---------------------------------------------------- -------------
10.9          Development  Agreement,  dated April 4, 2003, by and
              between WildCard Systems,  Inc. and Corporate Sports
              Incentives, Inc.*
------------- ---------------------------------------------------- -------------
10.10         Ticket  Issuer  Agreement,  dated as of January  21,
              2004, by and between  Discover  Financial  Services,
              Inc. and Utix Group, Inc.*
------------- ---------------------------------------------------- -------------
10.11         EMPLOYMENT AGREEMENT FOR ANTHONY G. ROTH*
------------- ---------------------------------------------------- -------------
10.12         2003 STOCK OPTION PLAN*
------------- ---------------------------------------------------- -------------
10.13         Lease for offices located at 8 New England Executive
              Park, Burlington, MA******
------------- ---------------------------------------------------- -------------
10.14         Share  Exchange  Agreement,  dated as of October 31,
              2003,  by and among Utix Group,  Inc.  (fka  Chantal
              Skin Care Corporation), Corporate Sports Incentives,
              Inc.,   Joel  Pensley,   an   individual,   and  the
              stockholders of Corporate Sports Incentives, Inc.*
------------- ---------------------------------------------------- -------------
10.15         Agreement between InComm and Utix Group, Inc.
------------- ---------------------------------------------------- -------------
10.16         Lease for offices at New England Executive Park
------------- ---------------------------------------------------- -------------
14******      Code of Ethics
------------- ---------------------------------------------------- -------------
23.1          Consent of Vitale,  Caturano  &  Company,  Inc.  for
              Amendment to Form 10-SB filed on June 17, 2004 ****
------------- ---------------------------------------------------- -------------
23.2          Consent of Vitale,  Caturano  &  Company,  Inc.  for
              Amendment  to Form 10-SB  filed on August  17,  2004
              ****
------------- ---------------------------------------------------- -------------
23.3          Consent of Vitale,  Caturano  &  Company,  Inc.  for
              Amendment  to Form 10-SB filed on  September 3, 2004
              *****
------------- ---------------------------------------------------- -------------
31.1******    13-a-14(a)-15d-14(a)  Certification  of  Anthony  G.
              Roth, Chief Executive Officer
------------- ---------------------------------------------------- -------------
31.2******    13-a-14(a)-15d-14(a) Certification of John F. Burns,
              Chief Financial Officer
------------- ---------------------------------------------------- -------------
32.1******    Section 1350 Certification of Anthony G. Roth, Chief
              Executive Officer
------------- ---------------------------------------------------- -------------
32.2******    Section 1350  Certification of John F. Burns,  Chief
              Financial Officer
------------- ---------------------------------------------------- -------------

* Previously filed with the Form 10-SB filed with the Commission on February 12, 2004.

** Previously filed with the Form 10-SB filed with the Commission on April 12, 2004.

*** Previously filed with the Form 10-SB filed with the Commission on June 17, 2004.

**** Previously filed with the Form 10-SB filed with the Commission on August
     19, 2004.

***** Previously filed with Form 10-SB filed with the Commission September
      3, 2004.

****** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

INDEPENDENT AUDITOR'S FEES

The following is a summary of the fees billed to the Company by Vitale, Caturano & Company, Ltd. for professional services rendered for the fiscal years ended September 30, 2004 and 2003:

                FEE CATEGORY         FISCAL 2004 FEES  FISCAL 2003 FEES
             ------------------      ----------------  ----------------

             Audit Fees                  $139,343          $ 30,000
             Audit-Related Fees                --                --
             Tax Fees                          --                --
             All Other Fees                    --                --
                                         --------          --------
                Total Fees               $139,343          $ 30,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by Vitale, Caturano & Company, Ltd. in connection with statutory and regulatory filings or engagements, and consultations concerning financial accounting and reporting standards.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." No such fees were billed by Vitale, Caturano & Company, Ltd. in either Fiscal 2004 or Fiscal 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Vitale, Caturano & Company, Ltd. in either Fiscal 2004 or Fiscal 2003.

ALL OTHER FEES. No fees were billed to the Company by Vitale, Caturano & Company, Ltd. for products and services other than the services reported above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UTIX GROUP, INC.



                                             By:  /s/ ANTHONY G. ROTH
                                                  ------------------------------
                                                  ANTHONY G. ROTH, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                         TITLE                       DATE

/s/Jonathan Adams            Co-Chairman of the Board      December 30, 2004
------------------------     of Directors
Jonathan Adams

/s/Charles A. Lieppe         Co-Chairman of the Board      December 30, 2004
------------------------     of Directors
Charles A. Lieppe

/s/Anthony G. Roth           President, Chief Executive    December 30, 2004
------------------------     Officer and Director
Anthony G. Roth

/s/John F. Burns             Chief Financial Officer,      December 30, 2004
------------------------     Treasurer and Secretary
John F. Burns

                             Director                      December 30, 2004
------------------------
Anne Concannon

/s/Gerald Roth               Director                      December 30, 2004
------------------------
Gerald Roth

/s/Robert Powers             Director                      December 30, 2004
------------------------
Robert Powers

/s/Peter Flatow              Director                      December 30, 2004
------------------------
Peter Flatow