Form 10QSB
period 2004-12-31
UTIX GROUP INC
filed 2005-02-14
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from _______________________ to ________________

                         Commission File Number 0-50589

                                UTIX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             75-2340624
            --------                                          (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
incorporation or organization)

                 170 CAMBRIDGE STREET, BURLINGTON, MA 01803-2933
                    (Address of principal executive offices)

                                 (781) 229-2589
                                 --------------
                (Issuer's telephone number, including area code)

                             All Correspondence to:
                                  John F. Burns
                             Chief Financial Officer
                                Utix Group, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock as of December 31, 2004 was 36,385,167.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3
                  Unaudited Balance Sheet as of December 31, 2004 and
                  Audited Balance Sheet as of September 30, 2004
                  Unaudited Statements of Operations for the Three Months
                    Ended December 31, 2004 and 2003
                  Unaudited Statements of Stockholders' Deficit and
                    Comprehensive Income (Loss) for the Three Months
                    Ended December 31, 2004
                  Unaudited Statements of Cash Flows for the Three Months
                    Ended December 31, 2004 and 2003
                  Notes to Unaudited Financial Statements
Item 2.     Management's Discussion and Analysis of Financial Condition        3
            and Results of Operations
Item 3.     Controls and Procedures                                           11

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 11
Item 2      Changes in Securities and Small Business
            Issuer Purchases of Equity Securities                             11
Item 3      Defaults upon Senior Securities                                   11
Item 4      Submission of Matters to a Vote of Security Holders               11
Item 5      Other Information                                                 11
Item 6      Exhibits and Reports on Form 8-K                                  12

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


UTIX GROUP, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31,             SEPTEMBER 30,
ASSETS                                                                            2004                      2004
                                                                             --------------            -------------
                                                                              (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                              $    5,731,481            $   2,687,342
      Restricted cash                                                            11,204,172                  712,975
      Accounts receivable, net                                                       59,972                   42,987
      Inventory, net                                                                743,485                  695,956
      Prepaid expenses and other current assets                                     436,276                  247,883
                                                                             --------------            -------------
            Total current assets                                                 18,175,386                4,387,143
                                                                             --------------            -------------

Property and equipment:
      Equipment and software                                                        428,437                  357,615
      Furniture and fixtures                                                         74,996                   74,996
                                                                             --------------            -------------
                                                                                    503,433                  432,611
      Less - accumulated depreciation                                               143,932                  108,278
                                                                             --------------            -------------
          Property and equipment, net                                               359,501                  324,333
                                                                             --------------            -------------

Other assets                                                                         42,613                   42,613

                                                                             --------------            -------------
TOTAL ASSETS                                                                 $   18,577,500            $   4,754,089
                                                                             ==============            =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Current maturities of notes payable                                    $    1,728,390            $   2,900,314
      Current maturities of notes payable to related parties                        200,000                  473,723
      Current maturities of capital lease obligation                                 18,228                   17,510
      Accounts payable                                                              833,777                  631,081
      Accrued expenses                                                            1,372,606                  543,472
      Customer deposits                                                          14,264,733                1,015,341
      Deferred revenue                                                            1,392,141                  913,073
                                                                             --------------            -------------
          Total current liabilities                                              19,809,875                6,494,514
                                                                             --------------            -------------

Long-term liabilities:
      Notes payable - less current maturities                                             -                  395,000
      Notes payable to related parties - less current maturities                          -                   75,000
      Capital lease obligation - less current maturities                             21,651                   26,377
                                                                             --------------            -------------
          Total long-term liabilities                                                21,651                  496,377
                                                                             --------------            -------------

Stockholders' deficit:
      Preferred stock, $0.001 par value, 25,000,000 shares authorized;
          no shares issued and outstanding                                                -                        -
      Common stock, $0.001 par value, 100,000,000 shares authorized;
          36,385,168 and 25,999,591 shares issued and outstanding
          at December 31, 2004 and at September 30, 2004, respectively               36,385                   25,999
      Additional paid in capital                                                  7,166,847                3,277,081
      Accumulated deficit                                                        (8,457,258)              (5,539,882)
                                                                             --------------            -------------
          Total stockholders' deficit                                            (1,254,026)              (2,236,802)

                                                                             --------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   18,577,500            $   4,754,089
                                                                             ==============            =============

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

UTIX GROUP, INC.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                        2004                              2003
                                                                                     ---------------------------------------------
                                                                                     (UNAUDITED)                       (UNAUDITED)
Net revenues                                                                         $ 1,194,893                         $ 422,524

Cost of revenues                                                                       1,252,798                           252,303
                                                                                     ---------------------------------------------

         Gross profit                                                                    (57,905)                          170,221

Selling and administrative expenses                                                    1,553,279                           755,881
Non-cash operating expenses                                                              859,222                           101,947
                                                                                     ---------------------------------------------

         Loss from operations                                                         (2,470,406)                         (687,607)
                                                                                     ---------------------------------------------

Other income (expense):
    Investment income, net                                                                25,558                                 -
    Interest expense                                                                     (68,449)                          (16,875)
    Interest expense, non-cash                                                          (404,079)                          (16,500)
                                                                                     ---------------------------------------------
                                                                                        (446,970)                          (33,375)
                                                                                     ---------------------------------------------

         Loss before provision (benefit) for income taxes                             (2,917,376)                         (720,982)

Provision (benefit) for income taxes                                                           -                                 -
                                                                                     ---------------------------------------------

                                                                                     ---------------------------------------------
         Net loss                                                                    $(2,917,376)                       $ (720,982)
                                                                                     =============================================


Net loss per share:
    Basic and diluted                                                                $     (0.09)                       $    (0.05)

Weighted average number of shares outstanding:
    Basic and diluted                                                                 34,184,158                        13,467,995

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

UTIX GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)

------------------------------------------------------------------------------------------------------------------------------------



                                                 Comprehensive             Preferred Stock                      Common Stock
                                                      Loss             Shares            Amount           Shares            Amount
                                                ------------------------------------------------------------------------------------
Balance, September 30, 2004                                                 -            $    -        25,999,591         $ 26,000
                                                                 ===================================================================

Net Loss                                         $ (2,917,376)

Issuance of common stock
  in connection with conversion of
  notes and interest                                                        -                 -         5,432,969            5,433
Sale of common stock, net of
  cash issuance costs of $206,424
  and warrant costs of $224,608                                             -                 -         4,798,322            4,798
Issuance of common stock in connection with
  note financing                                                            -                 -           154,286              154
Compensation expense for non-employee
  stock option grants                                                       -                 -                 -                -
Compensation expense for warrant modification                               -                 -                 -                -

                                                 -----------------------------------------------------------------------------------
Comprehensive loss                               $ (2,917,376)
                                                 ============

Balance, December 31, 2004                                                  -            $    -        36,385,168         $ 36,385
                                                                 ===================================================================


---------------------------------------------------------------------------------------------------------------------------------

                                                                                             Accumulated
                                                       Additional                                Other             Total
                                                        Paid in            Accumulated       Comprehensive     Stockholders'
                                                        Capital              Deficit         Income (Loss)        Deficit
                                               ----------------------------------------------------------------------------------
Balance, September 30, 2004                           $ 3,277,080        $ (5,539,882)         $      -       $ (2,236,802)
                                               ==================================================================================

Net Loss                                                                   (2,917,376)                          (2,917,376)

Issuance of common stock
  in connection with conversion of
  notes and interest                                    1,978,886                   -                 -          1,984,319
Sale of common stock, net of
  cash issuance costs of $206,424
  and warrant costs of $224,608                         1,723,415                   -                 -          1,728,213
Issuance of common stock in connection with
  note financing                                           38,417                   -                 -             38,571
Compensation expense for non-employee
  stock option grants                                      41,616                   -                 -             41,616
Compensation expense for warrant modification             107,433                   -                 -            107,433

                                               ----------------------------------------------------------------------------------
Comprehensive loss


Balance, December 31, 2004                            $ 7,166,847        $ (8,457,258)         $      -       $ (1,254,026)
                                               ==================================================================================


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

UTIX GROUP, INC.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                                     2004                 2003
                                                                                          ----------------------------------------
                                                                                                  (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                                                   $ (2,917,376)        $ (720,982)
       Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
                Depreciation and amortization                                                           35,654              8,883
                Non-cash interest expense                                                              404,079             16,500
                Non-cash operating expenses                                                            859,222            101,947
                Changes in assets and liabilities
                      (Increase) decrease in:
                          Accounts receivable                                                          (16,985)          (233,182)
                          Inventory                                                                    (47,529)            (2,991)
                          Prepaid expenses                                                            (188,393)           (26,858)
                      Increase (decrease) in:
                          Accounts payable                                                             202,696            (92,012)
                          Accrued expenses                                                            (232,483)            52,073
                          Deferred revenue                                                             479,068            543,594
                          Customer deposits                                                         13,249,392            (43,046)
                                                                                          ----------------------------------------
                              Net cash provided by (used in) operating activities                   11,827,345           (396,074)
                                                                                          ----------------------------------------

Cash flows from investing activities:
       Purchases of property and equipment                                                             (70,822)            (6,066)
       Loan to related party                                                                                 -             (1,185)
                                                                                          ----------------------------------------
                              Net cash used in investing activities                                    (70,822)            (7,251)
                                                                                          ----------------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                                           -            640,000
       Repayment of notes payable                                                                     (170,000)
       Restricted cash                                                                             (10,491,197)
       Proceeds from warrant exercise                                                                        -                825
       Proceeds from sale of common stock, net                                                       1,952,821                  -
       Payments on capital lease obligation                                                             (4,008)            (1,777)
                                                                                          ----------------------------------------
                              Net cash (used in) provided by financing activities                   (8,712,384)           639,048
                                                                                          ----------------------------------------

Net increase in cash and cash equivalents                                                            3,044,139            235,723

Cash and cash equivalents, beginning of year                                                         2,687,342            145,476
                                                                                          ----------------------------------------

Cash and cash equivalents, end of year                                                             $ 5,731,481          $ 381,199
                                                                                          ========================================


Supplemental disclosure of cash flow information:
       Cash paid for interest                                                                      $   134,352          $   1,311
                                                                                          ========================================
       Conversion of notes and interest to common stock                                            $ 1,901,520          $       -
                                                                                          ========================================

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

1.       BASIS OF PRESENTATION

         The financial information as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2005 or for any future periods.

         These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2004, together with the auditors' report, included in the Company's Form 10-SB, as filed with the Securities and Exchange Commission.

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

         Management has undertaken a number of initiatives to address the financial and operational matters noted above. Since September 30, 2004, the Company has raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable (face amount) of $1,775,000 has been converted to equity, $2,125,000 have been extended through November 2005, and $170,000 has been repaid. In February 2005, the Company closed on a $1.6 million, three year, 5% convertible note and realized gross proceeds of $645,000 from the sale of common stock at $0.40 per share which will be used to meet ongoing working capital requirements in 2005. Further, the Company is in the process of expanding its product sales into the retail distribution channel and intends to capitalize on its enabling magnetic tape payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated venues.

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

         STOCK-BASED COMPENSATION

         In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE) , the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

         All options granted in the year ending September 30, 2004 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. There were no stock option grants in the first quarter ending December 31, 2004.

================================================================================

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         STOCK-BASED Compensation...continued

         Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the three months ended December 31, 2004 are as follows:

         Risk-free interest rates                   3.18% - 4.10%
         Expected lives                              5 - 10 years
         Expected volatility                                  50%
         Dividend yield                                        0%
         Weighted-average fair value of grants              $0.16


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in the three months ending December 31, 2004 and 2003 would have increased the pro-forma net loss as indicated below.

                                       For the Three Months Ended December 31,
                                               2004               2003
                                       ---------------------------------------
Net loss, as reported                     $(2,917,376)         $(720,982)
Additional compensation expense               (53,882)                 -
Pro forma net loss                        $(2,971,258)         $(720,982)
Net loss per share (basic and diluted)    $     (0.09)         $   (0.05)
Pro forma net loss per share
  (basic and diluted)                     $     (0.09)         $   (0.05)


5.       NOTES PAYABLE

         In November 2003, the Company issued a 7% convertible bridge note (7% convertible notes) to related parties in an aggregate amount of $225,000, with principal and interest due in November 2004. The note is subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. As additional consideration under the line of credit, the Company issued five year warrants to purchase an aggregate of 108,894 shares of common stock at an exercise price of $0.207 per share. The holders also received warrants entitling them to purchase an aggregate of 225,000 shares of common stock at an exercise price of $.001 per share. The difference between the face amount of the convertible note of $225,000 and the initial carrying value of the convertible note of $186,176 was recorded as a debt discount and is being amortized to interest expense over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of December 31, 2004, the debt discount had been fully amortized. The warrants to purchase 225,000 shares of common stock at an exercise price of $.001 per share were exercised during the quarter ended December 31, 2003.

         In October 2004, the holders of $125,000 of 7% convertible notes to related parties converted to 357,143 shares at $.35 per share. The original conversion price was $0.43 per share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 note holder has agreed to extend the maturity of the note to March 15, 2005.

================================================================================

5.       NOTES PAYABLE...continued

         In October 2004, all of the holders of the Company's 9% convertible notes (9% Notes) converted their notes to an aggregate 1,342,857 shares of common stock at $.35 per share. Since the original conversion prices was $0.41, the Company recorded a charge of $87,442 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. In addition, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $0.52 to $0.35 per share and increased the number of warrants available from 909,869 to 1,342,857. The Company recorded a charge to non-cash interest expense of $107,433 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

         In November 2003, the Company issued notes in an aggregate amount of $600,000 ($70,000 to related parties) (7% Notes), which accrue interest at the rate of 7% per annum, payable quarterly. The notes are subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company. As additional consideration, the holders received warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $514,547 and $85,453, respectively. The difference between the face amount of the note of $600,000 and the aggregate purchase price of the convertible note of $514,547 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the original debt discount was fully amortized. These warrants were exercised during the quarter ended December 31, 2003.

         In June 2004, the Company offered the holders of the 7% Notes the option to add a conversion feature to their notes in order to extend the maturity date of the notes to October 1, 2005. In October 2004, holders of $230,000 ($20,000 related party) converted their notes to 657,143 shares. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued and the carrying value of the debt. Thus, the company did not record a change upon conversion. The Company repaid $70,000 of these notes, $50,000 of which was to a related party.

         In consideration for extending the maturity date to November 30, 2005 on the remaining $300,000 notes to unrelated parties, the Company offered additional 5-year warrants at $0.35 per share. As of December 31, 2004, holders of an aggregate of $112,500 had accepted the terms of the extension and will receive warrants to purchase 321,429 shares. The fair value of the warrants was valued during the quarter December 31, 2004 at $79,077 using the Black-Scholes Model and charged to non-cash interest expense.

================================================================================

5.       NOTES PAYABLE...continued

         In February 2004, the Company issued an additional aggregate amount of $350,000 of 7% bridge notes ($350K Notes). Such notes accrue interest at the rate of 7% per annum and $100,000 of which are due and payable on the earlier of November 30, 2004 or out of any net proceeds in excess of $3.0 million that the Company receives in connection with any type of equity financings consummated, as defined. The Company also granted the holders warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event of issuance or sale of common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share. The Company has the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) based on certain conditions, as defined. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market values. The purchase price assigned to the note and warrants was $317,478, and $32,522, respectively. The difference between the face amount of the note of $350,000 and the initial carrying value of the note of $317,478 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the original debt discount was fully amortized.

         In October 2004, the Company repaid $100,000 of the $350K Notes and offered to the remaining $250,000 unrelated party note holders new 5-year warrants at $0.35 per share in exchange for extending the maturity date of the notes to November 30, 2005. As of December 31, 2004, holders of an aggregate of $150,000 had accepted the terms of the extension and will receive warrants to purchase 428,571 shares. The fair value of the warrants was valued during the quarter ended December 31, 2004 at $105,435 using the Black-Scholes Model and charged to non-cash interest expense.

         In April and May 2004, the Company issued notes in an aggregate amount of $460,000 ($85,000 to related parties) (10% Notes), which accrue interest at the rate of 10% per annum, payable semi-annually, and mature on December 31, 2004, unless accelerated by an equity financing exceeding $3.5 million, as described. The notes are secured by the assets of the Company. During fiscal 2004, the Company offered the option to add a conversion feature to 10% notes, contingent upon an effective registration statement. In October 2004, all note holders converted their notes to 1,314,286 shares. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued and the carrying value of the debt. Thus, the Company did not record a charge upon conversion.

         In May 2004, the Company issued notes to unrelated parties for aggregate proceeds of $1,534,500 (15% Notes). The notes bear interest at 15%, payable quarterly. The principal maturity date is the earlier of May 2005 or the date of a financing yielding proceeds in excess of $2.5 million. The 15% Notes also included warrants granting the lender the right to purchase 4,384,285 shares of common stock at $0.35 per share. The warrants are subject to contingent repurchase rights held by the Company. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $1,243,821, and $290,679, respectively. The difference between the face amount of the note of $1,534,500 and the initial carrying value of the note of $1,243,821 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants.

================================================================================

5.       NOTES PAYABLE...continued

         In connection with the issuance of the 15% Notes, the Company paid a fee to an unrelated party of $114,000 and agreed to issue warrants granting the holder the right to purchase 500,000 shares of common stock at $0.25 per share. At the date the financing was consummated, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants to be issued of approximately $60,000 was recorded as a deferred financing cost that is being amortized over the life of the underlying debt instrument.

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $0.35 per share. As these notes were not originally convertible, the Company recorded a charge to interest expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share and agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued in May 2004. The Company has offered the note holders the option to add a conversion feature of $0.35 per share to the 15% Notes, and the holders have sixty (60) days to exercise this right. As required, the Company filed a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). The Company is in the process of obtaining the agreement of all individual investors to the foregoing agreement. The Company will record a charge for the fair value of the warrants during the quarter ended March 31, 2005.

         In August and September 2004, the Company issued notes in an aggregate amount of $430,000 ($100,000 to related parties) (12% Notes), which accrue interest at the rate of 12% per annum, payable semi-annually, and originally due on October 31, 2004. Two note holders converted their notes, aggregating to $80,000, to 228,571 shares at $0.35 shares in October 2004 and another agreed to convert $125,000 in notes to 364,238 shares in December 2004. As these notes were not originally convertible, the Company record a charge to interest expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% notes to related parties have been converted to a demand note. The holder of the remaining $125,000 of 12% notes to unrelated parties has agreed to extend this note to March 31, 2005.

6.       WARRANTS

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

================================================================================

6.       WARRANTS...continued

         In exchange for services performed by the underwriter in connection with the September 2004 stock offering, the Company is required to issue warrants allowing for the purchase of 853,120 shares of the Company's common stock at $0.385 per share. At the date of entitlement, the warrants were valued at approximately $132,400 using the Black-Scholes option pricing model and are included in accrued liabilities. The warrants will expire in September 2009. In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company is required to issue warrants allowing for the purchase of 457,610 shares of the Company's common stock at $0.495 per share. At the date of entitlement, the warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and are included in accrued liabilities. The warrants will expire in December 2009.

7.       ADVISORY AGREEMENT

         During the quarter ended December 31, 2004, the Company commenced negotiations to terminate their Advisory Agreement with an unrelated third party (Advisory Agreement). Subsequently, the Company has agreed to sell to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; to issue additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share; to register all these shares by February 12, 2005; and to pay the third party a fee of $125,000 in consideration of terminating the Advisory Agreement. The fair value of the total consideration, or $936,177, was expensed as a component of non-cash operating expenses in the three months ended December 31, 2004.

8.       STOCK COMPENSATION AND OPTION PLAN

         On November 13, 2003, the Company's Board of Directors approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options to purchase the Company's common stock. The Plan generally provides options (incentive and nonstatutory). The Plan is administered by the Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards. In order to preserve a recipient's rights under an award in the event of a change in control of the Company, the vesting of the outstanding options automatically accelerates.

         On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and ETIF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options at December 31, 2004 and recorded approximately $40,000 as expense for the quarter ended December 31, 2004.

================================================================================

9.       EARNINGS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended December 31, 2004 and 2003, potentially dilutive shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                                       Three Months Ended
                                                 -------------------------------
                                                 December 31,       December 31,
                                                     2004               2003
                                                 ------------       ------------

Net loss                                         $(2,917,376)       $  (720,982)
                                                 ============         ==========
Weighted-average common shares and
   equivalents outstanding - basic and
   diluted                                         34,184,158        13,467,995
                                                 ------------       -----------
Basic and diluted net loss per common share      $      (0.09)      $     (0.05)
                                                 ============       ===========

Number of shares underlying warrants
   excluded in calculation of diluted
   earnings per share due to anti-dilutive
   effects                                          9,969,991         1,424,226
                                                 ------------       -----------
Number of shares underlying convertible
   debt excluded in calculation of diluted
   earnings per share due to anti-dilutive
   effects                                            232,558         1,614,534
                                                 ------------       -----------
Number of shares underlying options
   excluded in calculation of diluted
   earnings per share due to anti-dilutive
   effects                                          7,842,000            28,556
                                                 ============       ===========


10.      SUBSEQUENT EVENTS

         In February 2005, the Company closed on a $1.6 million, three year, 5% convertible note, realized gross proceeds of $645,000 from the sale of common stock at $0.40 per share and gross proceeds of $19,485 from the sale of common stock at $0.45 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in Item l "Description of Business" and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation". These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

All of our business activities are conducted through our wholly owned subsidiary Corporate Sports Incentives, Inc., as reflected in our consolidated financial information.

THREE MONTHS ENDED December 31, 2004 COMPARED WITH THE THREE MONTHS ENDED December 31, 2003.

Our loss for the three months ended December 31, 2004 was $(2,917,376). This compares to a loss of $(720,982) for the three months ended December 31, 2003, an increase of $2,196,394. Included in the losses for the three months ended December 31, 2004 are non-cash charges of $1,263,301 associated with the conversion of debt, the fair value of warrants granted to note holders, and the fair value of options granted to non-employees. Also included in the first quarter 2005 loss is approximately $317,450 in cash expenses and interest related to bridge financing. The remaining approximately $615,640 increase in the losses incurred in the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, essentially reflect expenditures related to building infrastructure and staffing, new product development, and the professional fees associated with obtaining financing and public reporting. We expect losses due to the development of our retail product to continue in fiscal 2005 until we significantly penetrate the retail market and begin to recognize revenues, which we don't anticipate recognizing significant revenues on the retail sales until 2006 due to the delayed revenue recognition of our retail products.

Net revenues for the three months ended December 31, 2004 were $1,194,893 from gift ticket sales. This compares to $422,524 in revenues for the three months ended December 31, 2003, which represents an increase of $772,369, or 183%. The revenue growth in the first quarter of fiscal 2005 as compared to the same period in 2004 is primarily attributable to the new movie product, which was launched late in September 2004. Utix won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, and of the nearly 500,000 tickets shipped from late October through December 31, 2004, about 10% of which were redeemed as of December 31, resulting in earned corporate revenues from movie tickets of approximately $843,000, or 70% of the total revenue for the first quarter ended December 31, 2004. In addition, the Company sold approximately $365,000 in movie, golf and spa tickets through retail channels in the month of December 2004, 3.5% of which were redeemed by December 31 resulting in $13,000 of earned revenue in the first quarter and $352,000 in deferred revenue as of December 31. We anticipate that new magnetic strip product offerings which were launched toward the end of 2004 will enable significant growth in the corporate business in 2005 and expansion of the roll out of product to additional retail chains as well as coordinated marketing and merchandising efforts will provide retail revenue growth late in 2005 and 2006.

Gross profit for the three months ended December 31, 2004 was $(57,905), or (4.8)% of revenues, as compared to $170,223, or 40.3% of revenues, for the three months ended December 31, 2003. The decrease in gross profit was attributable to higher than anticipated fulfillment costs associated with a major corporate movie ticket program, the amortization of the activation and processing costs of this redemption only program, and the lower margins inherent in the new movie product. We expect the gross margin to recover during the year as tickets are redeemed. However, given the high percentage of movie tickets in the projected volume mix, we anticipate our margins for 2005 to be lower than historical averages.

Total operating expenses for the three months ended December 31, 2004 were $1,553,279 as compared to $857,828 for the three months ended December 31, 2003. The increase in operating expenses was $695,451 and the most significant differences when comparing the three months ended December 31, 2004 with the three months ended December 31, 2003 were additional staffing, professional fees and other costs associated with interim financing and public reporting, new product development, and IT infrastructure upgrades. We anticipate the operating expenses to continue to increase in fiscal 2005 due to marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate business as well as the development and continued launch of our retail channel.

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

Pursuant to an offer made by the Company in June 2004, the holders of $740,000 principal amount of these 7% and 9% notes agreed to convert their notes and accrued interest into an aggregate of 2,142,857 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement, the effective date of which was September 8, 2004. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase an aggregate of 1,342,857 shares of our common stock from an exercise price of $0.52 per share to $.35 per share. Furthermore, pursuant to an offer made by the Company in June 2004, four of the holders of the notes issued in November 2003 aggregating $300,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these four note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $112,500 of these notes agreed to extend the maturity date to November 30, 2005, and the Company agreed to grant 321,429 five-year warrants to purchase common stock of the Company at $0.35 per share. The Company has negotiated the extension the other three loans totaling

$187,500 on the same terms as the holder of $112,500 extended his note. Of the remaining $235,000 in loans, the holders of $85,000 of these notes have converted to common stock at $0.35 per share, $100,000 has been extended to March 31, 2005, and $70,000 has been paid. As part of our fund raising efforts, in February 2004 we borrowed an additional $350,000 from three persons, including certain principal stockholders. Such loans are also evidenced by our 7% notes due and payable on November 30, 2004, a date subsequently extended to November 30, 2005. We also issued to the lenders five year warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share. We have the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

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

Pursuant to an agreement in June 2004, two of the noteholders aggregating $250,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these two note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $150,000 of these loans agreed to extend the loans to November 30, 2005 in return for the agreement of the Company to grant 428,571 five-year warrants convertible to common stock of the company at $0.35 per share. The Company has also negotiated an extension of $100,000 of these notes on the same terms as agreed to with the holder of $150,000 of these notes and the remaining $100,000 in loans has been repaid.

Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, which are due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under the 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; PROVIDED, HOWEVER, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes have a provision that requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $440,000 aggregate principal amount of these 10% notes converted their notes plus accrued interest into an aggregate of 1,285,714 shares of our common stock at a conversion price of $0.35 per share following effectiveness of our registration statement, the effective date of which was September 8, 2004. Subsequently, holders of the remaining $20,000 of notes plus accrued interest converted into 57,143 shares of common stock at $0.35 per share.

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

o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or otherwise exempt from such registration requirements; and

The average of the dollar value of our shares of common stock that trade on any securities exchange for the 60 trading days prior to the date we elect to redeem the warrants shall equal or exceed $75,000.As part of the sale of the 15% notes, we paid a $114,200 finders fee to Great Court Capital, LLC and issued warrants to purchase 500,000 of our shares at an exercise price of

$0.15 per share to an unaffiliated third party in consideration for introducing us to Great Court Capital, LLC.

In May 2004, we entered into a financial advisory agreement with Strategic Development Partners, LLC, an affiliate of Great Court. Under the terms of the advisory agreement, Strategic Development Partners agreed to assist us in connection with our marketing efforts and in introducing us to investment bankers and/or broker/dealers who may assist us in the sale of our securities in the United States and Europe. We agreed to issue to Strategic Development Partners, for $1,143, a total of 1,142,857 shares of our common stock and paid Strategic Development Partners $75,000. We had the right to cancel the agreement at any time after July 28, 2004 on 30 days notice. In July 2004 we notified Strategic Development Partners of our intention to cancel the financial advisory agreement

The Company has recently renegotiated the terms of the remaining $1,250,000 of 15% notes and accrued interest that are due in May 2005. In January 2005, we amended and restated the 15% notes to (a) eliminate the requirements to prepay the 15% notes out of proceeds of our recently completed public offering, and (b) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we issued to the remaining note-holders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share, agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and granted certain "cashless" exercise rights in such warrants. The Company also has the option to give the note holders the right to convert to common stock of the Company at $0.35 per share and the note holders have sixty (60) days to decide whether or not to convert. The Company has agreed to file a registration statement no later than February 11, 2005 to register shares underlying the new warrants and the original warrants (a total of 9,750,025 shares of common stock).

In conjunction with the renegotiation of the terms of the 15% notes, the Company renegotiated the Strategic Development Partners agreement under which the Company agreed to issue and sell to SD Partners for $1,125 a total of 1,125,000 shares of common stock and also agreed to issue five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share. In addition, the Company agreed to register all these shares by February 11, 2005 in the registration statement to be filed under the Great Court Agreement. Finally the Company agreed to pay SD Partners a fee of $125,000.

In January 2005, we renegotiated the terms of an aggregate of $550,000 of our 7% notes due November 2004 with the Rubin Trust and three other investors introduced to us by Robert M. Rubin. Under the terms of the arrangement, the new 7% notes mature November. In addition, we issued to the holders of the notes five year warrants to purchase an additional 1,571,429 shares of our common stock at an exercise price of $0.35 per share.

In August 2004, the Company issued $430,000 of notes with interest at 12% to four individuals, with a sixty (60) day maturity date. The holders of $80,000 of these notes agreed to convert into common stock at $0.35 per share. The holder of $250,000 of these notes has agreed to convert $125,000 of principal plus accrued interest into common stock at $0.35 per share and to extend $125,000 of these notes plus accrued interest to March 31, 2005. The remaining $100,000 note is now a demand note.

We filed an SB-2 Registration Statement with an effective date of September 8, 2004. On September 27, 2004, Gravitas, as a placement agent, completed $2,986,000 of financing at $0.35 per share. On December 7, 2004, Gravitas completed $990,225 of financing and $1,069,200 of financing both at $0.45 per share. The public offering was closed on December 7, 2004.

On December 10, 2004 we closed a private sale of 222,222 shares of common stock at $0.45 per share.

As of December 31, 2004 we had cash and cash equivalents of $5,731,481 as compared to $381,199 as of December 31, 2003. Working capital deficiency at December 31, 2004 was $(1,403,437) as compared to a working capital deficiency of $(1,762,196) at December 31, 2003. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with raising equity and interim financing, infrastructure consisting of computer hardware and software, increased staffing, inventory build-up and new product development. Cash inflows exceeded cash outflows during the period and increased cash on hand by $3,044,139 during the quarter ended December 31, 2004, leaving a cash balance at December 31, 2004 of $5,731,481, approximately $5,000,000 of which consists of customer deposits. In addition, the Company had $10,491,197 in cash accounts restricted for use in settling magnetic stripe tickets issued as of December 31, 2004.

In February 2005, the Company closed on a $1.6 million, three year, 5% convertible note at $0.40 per share, completed the sale of $645,000 of common stock at $0.40 per share and the sale of $19,485 at $0.45 per share, which will be used to meet ongoing working capital requirements in 2005.

We intend to raise an additional $6 million to $10 million of equity to repay our remaining bridge loans and meet our ongoing working capital requirements in fiscal 2005 and 2006, including the financing of the production of an adequate inventory of tickets as well as marketing initiatives needed support our corporate and retail programs. We do not have any commitments for material expenditures over either the near or long term.

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

As a result of our recognition policy, although sales of our retail gift tickets may be robust, we will not be able to recognize revenues and profits from such sales until the tickets are used or expire, which may be as much as one year from the date of the actual retail sale. Accordingly, as we attempt to develop our retail distribution model, a key measure of our potential success and profitability in the early years of our development will be the number of Utix retail tickets sold at the cash register of the retailer, even if they are not recognized in our accounts at that time.

OPTIONS AND WARRANTS

As of February 11, 2005, we had outstanding 23,315,586 options and warrants. The exercise price of the exercisable warrants and options range from $0.10 to $0.55 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $9,210,764

DIVIDENDS

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

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address this issue. Since September 30, 2004, we have raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $170,000 has been repaid. In February 2005, we closed on a $1.6 million, three year, 5% convertible note, the sale of $645,000 of common stock at $0.40 per share, and the sale of $19,485 at $0.45 per share, which will be used to meet ongoing working capital requirements in 2005. We are also in the process of expanding our product sales into the retail distribution channel.

As of December 31, 2004, our independent auditors continue to express the opinion that there is substantial doubt that we can continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

CRITICAL ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

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

Item 3.  CONTROLS AND PROCEDURE.

The Company has instituted controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations. These controls and procedures are also designed to allow timely decisions and accurate reporting of information required to be disclosed.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following is a list of our securities that have been sold or issued by us during the quarter ended December 31, 2004. Each of these securities was sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

On December 10, 2004, the Company closed a private sale of 222,222 shares of common stock at $0.45 per share.

Effective November 30, 2004, the Company renegotiated certain loans and fees related to the loans. Under the terms of the amended agreement, the Company agreed to sell 1,125,000 shares of common stock for $1,125 and agreed to register these shares in the next registration statement.

During the first quarter, various note holders agreed to convert their principal and interest to 5, 432,968 shares of common stock at $0.35 per share.

The company issued 254,286 shares of common stock to certain note and warrant holders. Under the terms of the warrant agreement, these holders were entitled to reprice certain warrants, and the Company issued these shares in lieu of repricing these warrants.

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

3.1      Certificate of Incorporation**

3.1.2    Certificate of Incorporation*****

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

10.3 Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc.**

10.4     Employment Agreement for Anthony G. Roth**

10.5     2003 Stock Option Plan**

10.6 Lease for principal offices located at 170 Cambridge Street, Burlington, MA**

31.1     Rule 13a-14(a)/15d-14(a) Certification*

31.2     Rule 13a-14(a)/15d-14(a) Certification*

31.3     Rule 13a-14(a)/15d-14(a) Certification ****


31.4     Rule 13a-14(a)/15d-14(a) Certification ****

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements ***

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements ***

32.3 Certification by the Chief Executive Officer relating to a periodic report containing financial statements ****

32.4 Certification by the Chief Financial Officer relating to a periodic report containing financial statements ****

--------------------------------------------------------------------------------
** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on February 12, 2004.

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

**** Filed herewith. The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

***** Incorporated by reference from the Form SB-2 filed with the Securities and Exchange Commission on February 22, 2005.

(b) Reports on Form 8-K

5.02 On December 20, 2004, the Company filed a form 8-K disclosing the resignation of Gary Palmer from the Board of Directors on December 14, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UTIX GROUP, INC.
                                                  ------------------------------
                                                  (Registrant)

Date:  February 14, 2005                          /S/ ANTHONY G. ROTH
                                                  ------------------------------
                                                  Name: Anthony G. Roth
                                                  Title: Chief Executive Officer