Form 10QSB
period 2005-03-31
UTIX GROUP INC
filed 2005-05-16
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _________________ to ________________


                         Commission File Number 0-50589


                                Utix Group, Inc.
                                ----------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                             75-2340624
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       7 New England Executive Park, Suite 610, Burlington, MA 01803-2933
       ------------------------------------------------------------------
                    (Address of principal executive offices)


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


The number of shares outstanding of the issuer's common stock as of March 31, 2005 was 31,943,454.


Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                               3
                  Unaudited Balance Sheet as of March 31, 2005 and
                    Audited Balance Sheet as of September 30,2004
                  Unaudited Statements of Operations for the Three and
                    Six Months Ended March 31, 2005 and 2004
                  Unaudited Statements of Stockholders' Deficit and
                    Comprehensive Income (Loss) for the Six Months
                    Ended March 31, 2005
                  Unaudited Statements of Cash Flows for the Three Months
                    Ended March 31, 2005 and 2004
                  Notes to Unaudited Financial Statements
Item 2.     Management's Discussion and Analysis of Financial Condition        3
            and Results of Operations
Item 3.     Controls and Procedures                                           12

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 12
Item 2      Changes in Securities and Small Business
            Issuer Purchases of Equity Securities                             12
Item 3      Defaults upon Senior Securities                                   12
Item 4      Submission of Matters to a Vote of Security Holders               12
Item 5      Other Information                                                 12
Item 6      Exhibits and Reports on Form 8-K                                  12

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

UTIX GROUP, INC.
BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,              September 30,
ASSETS                                                                               2005                     2004
                                                                             ----------------------------------------------
                                                                                 (Unaudited)
Current Assets:
      Cash and cash equivalents                                                 $         850,596        $       2,687,342
      Restricted cash                                                                  13,023,181                  712,975
      Accounts receivable, net                                                             31,333                   42,987
      Inventory, net                                                                       28,885                  695,956
      Prepaid expenses and other current assets                                           326,154                  247,883
                                                                             ----------------------------------------------
            Total current assets                                                       14,260,149                4,387,143
                                                                             ----------------------------------------------

Property and equipment:
      Equipment and software                                                              471,550                  357,615
      Furniture and fixtures                                                               74,996                   74,996
                                                                             ----------------------------------------------
                                                                                          546,546                  432,611
      Less - accumulated depreciation                                                     176,569                  108,278
                                                                             ----------------------------------------------
          Property and equipment, net                                                     369,977                  324,333
                                                                             ----------------------------------------------

Other assets                                                                              289,332                   42,613

                                                                             ----------------------------------------------
TOTAL ASSETS                                                                    $      14,919,458        $       4,754,089
                                                                             ==============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current maturities of notes payable                                       $       1,886,268        $       2,900,314
      Current maturities of notes payable to related parties                              150,000                  473,723
      Current maturities of capital lease obligation                                       24,851                   17,510
      Accounts payable                                                                    495,688                  631,081
      Accrued expenses                                                                    336,919                  543,472
      Customer deposits                                                                11,059,967                1,015,341
      Deferred revenue                                                                  1,327,890                  913,073
                                                                             ----------------------------------------------
          Total current liabilities                                                    15,281,583                6,494,514
                                                                             ----------------------------------------------

Long-term liabilities:
      Notes payable - less current maturities                                           1,600,000                  395,000
      Notes payable to related parties - less current maturities                                -                   75,000
      Capital lease obligation - less current maturities                                   30,491                   26,377
                                                                             ----------------------------------------------
          Total long-term liabilities                                                   1,630,491                  496,377
                                                                             ----------------------------------------------

Stockholders' deficit:
      Preferred stock, $0.001 par value, 25,000,000 shares authorized;
          no shares issued and outstanding                                                      -                        -
      Common stock, $0.001 par value, 100,000,000 shares authorized;
          39,040,968 and 25,999,591 shares issued and outstanding
          at March 31, 2005 and at September 30, 2004, respectively                        39,041                   25,999
      Additional paid in capital                                                        9,776,082                3,277,081
      Accumulated deficit                                                             (11,807,739)              (5,539,882)
      Accumulated other comprehensive income                                                    -                        -
                                                                             ---------------------    ---------------------
          Total stockholders' deficit                                                  (1,992,616)              (2,236,802)

                                                                             ----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $      14,919,458        $       4,754,089
                                                                             ==============================================


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

UTIX GROUP, INC.
STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                    ENDED MARCH 31,                        ENDED MARCH 31,
                                                                  2005            2004                  2005             2004
                                                             ------------------------------        -------------------------------
                                                              (UNAUDITED)      (UNAUDITED)           (UNAUDITED)      (UNAUDITED)

Net revenues                                                 $  3,187,919       $  548,171           $  4,382,812    $    970,695

Cost of revenues                                                3,336,627          427,139              4,589,425         679,442
Provision for inventory                                           704,000                -                750,000               -
                                                             ------------------------------        -------------------------------

         Gross profit (loss)                                     (852,708)         121,032               (956,613)        291,253

Selling and administrative expenses                             1,483,771        1,003,056              2,991,050       1,758,937
Non-cash operating expenses                                        24,701                -                883,923         101,947
                                                             ------------------------------        -------------------------------

         Loss from operations                                  (2,361,180)        (882,024)            (4,831,586)     (1,569,631)
                                                             ------------------------------        -------------------------------

Other income (expense):
    Investment income, net                                         66,440                -                 91,998               -
    Interest expense                                              (75,855)         (30,197)              (144,304)        (47,072)
    Interest expense, non-cash                                   (979,886)         (44,783)            (1,383,965)        (61,283)
                                                             ------------------------------        -------------------------------
                                                                 (989,301)         (74,980)            (1,436,271)       (108,355)
                                                             ------------------------------        -------------------------------

         Loss before provision (benefit) for income taxes      (3,350,481)        (957,004)            (6,267,857)     (1,677,986)

Provision (benefit) for income taxes                                    -                -                      -               -
                                                             ------------------------------        -------------------------------
                                                             ------------------------------        -------------------------------
         Net loss                                            $ (3,350,481)      $ (957,004)          $ (6,267,857)   $ (1,677,986)
                                                             ==============================        ===============================


Net loss per share:
    Basic and diluted                                        $      (0.09)      $    (0.05)          $      (0.17)   $      (0.11)

Weighted average number of shares outstanding:
    Basic and diluted                                          37,965,373       17,468,390             36,053,992      15,468,192

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

UTIX GROUP, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)

---------------------------------------------------------------------------------------------------------------------------------



                                           Comprehensive             Preferred Stock                      Common Stock
                                               Loss              Shares            Amount           Shares            Amount
                                                ---------------------------------------------------------------------------------

Balance, September 30, 2004                                             -        $         -      25,999,591         $ 25,999
                                                            =====================================================================

Net Loss                                   $ (6,267,857)                -                  -               -                -

Issuance of common stock
  in connection conversion of
  notes and accrued interest                                            -                  -       5,432,969            5,433

Sale of common stock, net of cash
  issuance costs of $270,424 and
  warrant issuance costs of $151,195                                    -                  -       6,329,122            6,330
Compensation expense for non-employee
  stock option grants                                                   -                  -               -                -
Compensation expense for
  warrant modification                                                  -                  -               -                -
Issuance of warrants in
  exchange for services                                                 -                  -               -                -
Issuance of common stock in
  connection with note financing                                        -                  -         154,286              154
Issuance of common stock in
  exchange for services                                                 -                  -       1,125,000            1,125

                                         ----------------------------------------------------------------------------------------
Comprehensive income (loss)                $ (6,267,857)
                                         ===============

Balance, March 31, 2005                                                 -        $         -      39,040,968         $ 39,041
                                                        =========================================================================

--------------------------------------------------------------------------------------------------------------------

                                                                                 Accumulated
                                            Additional                              Other               Total
                                             Paid in          Accumulated       Comprehensive       Stockholders'
                                             Capital            Deficit         Income (Loss)          Deficit
                                         ---------------------------------------------------------------------------

Balance, September 30, 2004                $ 3,277,081      $  (5,539,882)       $        -         $ (2,236,802)
                                         ===========================================================================

Net Loss                                             -         (6,267,857)                -         $ (6,267,857)

Issuance of common stock
  in connection conversion of
  notes and accrued interest                 1,978,886                  -                 -         $  1,984,319

Sale of common stock, net of cash
  issuance costs of $270,424 and
  warrant issuance costs of $151,195         2,648,172                  -                 -         $  2,654,502
Compensation expense for non-employee
  stock option grants                           66,317                  -                 -         $     66,317
Compensation expense for
  warrant modification                         107,433                  -                 -         $    107,433
Issuance of warrants in
  exchange for services                      1,154,651                  -                 -         $  1,154,651
Issuance of common stock in
  connection with note financing                38,417                  -                 -         $     38,571
Issuance of common stock in
  exchange for services                        505,125                  -                 -         $    506,250

                                         ---------------------------------------------------------------------------
Comprehensive income (loss)


Balance, March 31, 2005                    $ 9,776,082      $ (11,807,739)       $        -         $ (1,992,616)
                                         ===========================================================================


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

UTIX GROUP, INC.
STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            FOR THE SIX MONTHS ENDED MARCH 31,
                                                                                            2005                          2004
                                                                                    -----------------------------------------------
                                                                                         (UNAUDITED)                   (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                                           $ (6,267,857)               $ (1,677,986)
       Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
                Depreciation and amortization                                                   68,291                      17,954
                Bad debt expense                                                                     -                       5,000
                Provision for inventory                                                        750,000                           -
                Non-cash interest expense                                                    1,383,965                      61,283
                Non-cash operating expense                                                     883,923                     101,947
                Changes in assets and liabilities
                      (Increase) decrease in:
                          Accounts receivable                                                   11,654                      33,262
                          Inventory                                                            (82,929)                       (109)
                          Prepaid expenses                                                     (78,271)                    (24,317)
                          Other assets                                                        (178,946)                          -
                      Increase (decrease) in:
                          Accounts payable                                                    (135,393)                     55,645
                          Accrued expenses                                                    (122,871)                     73,937
                          Deferred revenue                                                     414,817                     572,009
                          Customer deposits                                                 10,044,626                     (81,532)
                                                                                    -----------------------------------------------
                              Net cash provided by (used in) operating activities            6,691,009                    (862,907)
                                                                                    -----------------------------------------------

Cash flows from investing activities:
       Purchases of property and equipment                                                     (93,741)                     (7,269)
       Loan to related party                                                                         -                      (1,175)
                                                                                    -----------------------------------------------
                              Net cash provided by (used in) investing activities              (93,741)                     (8,444)
                                                                                    -----------------------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                           1,600,500                     630,000
       Proceeds from related party notes payable                                                     -                     370,000
       Repayment of notes payable                                                             (220,000)                          -
       Restricted cash                                                                     (12,310,206)                          -
       Proceeds from warrant exercise                                                                -                       1,325
       Proceeds from sale of common stock                                                    2,504,431                           -
       Payments on capital lease obligation                                                     (8,739)                     (3,630)
                                                                                    -----------------------------------------------
                              Net cash (used in) provided by financing activities           (8,434,014)                    997,695
                                                                                    -----------------------------------------------

Net (decrease) increase in cash and cash equivalents                                        (1,836,746)                    126,344

Cash and cash equivalents, beginning of period                                               2,687,342                     145,476
                                                                                    -----------------------------------------------

Cash and cash equivalents, end of period                                                  $    850,596                $    271,820
                                                                                    ===============================================
                                                                                                     -                           -

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                             $    188,187                $     13,531
                                                                                    ===============================================

Supplemental disclosure of noncash investing and financing activities:
       Equipment acquired under capital lease obligation                                  $     20,194                $          -
                                                                                    ===============================================
       Conversion of notes and interest to common stock                                   $  1,901,520                $          -
                                                                                    ===============================================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

================================================================================

1.       BASIS OF PRESENTATION

         The financial information as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 is unaudited and includes all adjustments, consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and six months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2005 or for any future periods.

         These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2004, together with the auditors' report, included in the Company's Form 10K-SB, as filed with the Securities and Exchange Commission.

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

         Management has undertaken a number of initiatives to address the financial and operational matters noted above. During the quarter ended December 31, 2004, the Company has raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable (face amount) of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $220,000 has been repaid. During the quarter ending March 31, 2005, the Company closed on a $1.6 million, three year, 5% convertible note and realized gross proceeds of $595,000 from the sale of common stock at $0.40 per share which will be used to meet ongoing working capital requirements in 2005. The Company is seeking and is in need of additional financing in order to secure timely delivery of tickets to the retail channel for the 2005 holiday season and to allow executive management to focus on selling (rather than financing) initiatives.

         There can be no assurance that the Company will be successful in negotiating with existing or potential investors and creditors or in obtaining the capital necessary to continue ongoing operations. There can be no assurance that the Company will realize adequate revenue streams from its new business initiatives. The financial statements do not include any adjustments relating to the recoverability and
         classification   of   recorded   asset   amounts  or  the  amounts  and
         classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       NATURE OF THE BUSINESS

         Utix Group, Inc. primarily provides prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, and movie theaters nationwide.

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

         REVENUE RECOGNITION

         Upon the sale of tickets, the Company defers revenue for the estimated number of tickets that will ultimately be redeemed and recognizes revenue (in addition to the associated cost) upon redemption. The Company analyzes its historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for estimated non-redemptions is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required. For certain corporate programs, contracted under cost-plus or redemption only terms, revenue is recognized only upon ticket redemption.

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

         RESTRICTED CASH

         In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. If the ticket expires unused, the Company can transfer the associated funds to its operating cash account but, if the ticket was issued as part of a redemption only contract, the Company would then have to refund the customer its good funds deposit. At March 31, 2004, the Company held $12,777,381 in the depository account to cover activated, as yet unused, magnetic stripe tickets in the field. In addition, $250,000 in cash is held in escrow at Discover Bank. Interest on the funds held in escrow is remitted to the Company quarterly.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market, net of reserves for obsolescence and shrinkage. Management has made a decision to re-design its retail packaging to improve its functionality and has deemed much of its inventory of directories to be out of date. Accordingly, the Company recorded a $750,000 provision on its inventory as of March 31, 2005.

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

         STOCK-BASED COMPENSATION

         In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE) , the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note 8. The Company accounts for this plan under the recognition and

================================================================================

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         STOCK-BASED COMPENSATION...continued

         continued measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

         All options granted in the year ending September 30, 2004 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. There were no stock option grants in the six months ending March 31, 2005.

         Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for the six months ended March 31, 2005 are as follows:

                  Risk-free interest rates                       3.18% - 4.10%
                  Expected lives                                  5 - 10 years
                  Expected volatility                                      50%
                  Dividend yield                                            0%
                  Weighted-average fair value of grants                  $0.16


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in the three and six months ending March 31, 2005 and 2004 would have increased the pro-forma net loss as indicated below.

                                                               For the Three Months Ended March 31,
                                                                   2005                    2004
                                                                   ----                    ----
         Net loss, as reported                                $   (3,350,481)           $  (957,004)
         Additional compensation expense                             (51,315)                     -
                                                              ---------------           ------------
         Pro forma net loss                                   $   (3,401,796)           $  (957,004)
                                                              ===============           ============
         Net loss per share (basic and diluted)               $        (0.09)           $     (0.05)
                                                              ===============           ============
         Pro forma net loss per share (basic and diluted)     $        (0.09)           $     (0.05)
                                                              ===============           ============

                                                                For the Six Months Ended March 31,
                                                                     2005                  2004
                                                                     ----                  ----
         Net loss, as reported                                $   (6,267,857)           $(1,677,986)
         Additional compensation expense                            (105,197)                     -
                                                              ---------------           ------------
         Pro forma net loss                                   $   (6,373,054)           $(1,677,986)
                                                              ===============           ============
         Net loss per share (basic and diluted)               $        (0.17)           $     (0.11)
                                                              ===============           ============
         Pro forma net loss per share (basic and diluted)     $        (0.17)           $     (0.11)
                                                              ===============           ============

5.       NOTES PAYABLE

         In November 2003, the Company issued a 7% convertible bridge note (7% convertible notes) to related parties in an aggregate amount of $225,000, with principal and interest due in November 2004. The note is subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. As additional consideration under the line of credit, the Company issued five year warrants to purchase an aggregate of 108,894 shares of common stock at an exercise price of $0.207 per share. The holders also

================================================================================

5.       NOTES PAYABLE... CONTINUED

         received warrants entitling them to purchase an aggregate of 225,000 shares of common stock at an exercise price of $.001 per share. The difference between the face amount of the convertible note of $225,000 and the initial carrying value of the convertible note of $186,176 was recorded as a debt discount and is being amortized to non-cash interest expense over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of December 31, 2004, the debt discount had been fully amortized. The warrants to purchase 225,000 shares of common stock at an exercise price of $.001 per share were exercised during the quarter ended December 31, 2003.

         In October 2004, the holders of $125,000 of 7% convertible notes to related parties converted to 357,143 shares at $.35 per share. The original conversion price was $0.43 per share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 note holder has agreed to convert it to a demand note $50,000 of which will be repaid with the next equity offering resulting in at least $500,000 in proceeds and the remaining $50,000 will be repaid with the second equity offering resulting in at least $500,000 in proceeds.

         In October 2004, all of the holders of the Company's 9% convertible notes (9% Notes) converted their notes to an aggregate 1,342,857 shares of common stock at $.35 per share. Since the original conversion prices was $0.41, the Company recorded a charge of $87,442 to non-cash interest expense for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. In addition, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $0.52 to $0.35 per share and increased the number of warrants available from 909,869 to 1,342,857. The Company recorded a charge to non-cash interest expense of $107,433 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

         In November 2003, the Company issued notes in an aggregate amount of $600,000 ($70,000 to related parties) (7% Notes), which accrue interest at the rate of 7% per annum, payable quarterly. The notes are subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. The note is unconditionally guaranteed by the Company. As additional consideration, the holders received warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $514,547 and $85,453, respectively. The difference between the face amount of the note of $600,000 and the aggregate purchase price of the convertible note of $514,547 was recorded as a debt discount and is being amortized to interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the debt discount was fully amortized. These warrants were exercised during the quarter ended December 31, 2003.

         In June 2004, the Company offered the holders of the 7% Notes the option to add a conversion feature to their notes in order to extend the maturity date of the notes to October 1, 2005. In October 2004, holders of $230,000 ($20,000 related party) converted their notes to 657,143 shares. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued and the carrying value of the debt. Thus, the Company did not record a charge upon conversion. The Company repaid $70,000 of these notes, $50,000 of

================================================================================

5. NOTES PAYABLE ...continued

         which was to a related party.

         In consideration for extending the maturity date to November 30, 2005 on the remaining $300,000 notes to unrelated parties, the Company offered additional 5-year warrants at $0.35 per share. As of February, 2005, all of the holders of the remaining $300,000 notes to unrelated parties had accepted the terms of the extension and have received warrants to purchase 535,715 shares. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and charged to non-cash interest expense during the six months ended March 31, 2005.

         In February 2004, the Company issued an additional aggregate amount of $350,000 of 7% bridge notes ($350K Notes). Such notes accrue interest at the rate of 7% per annum and $100,000 of which are due and payable on the earlier of November 30, 2004 or out of any net proceeds in excess of $3.0 million that the Company receives in connection with any type of equity financings consummated, as defined. The Company also granted the holders warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event of issuance or sale of common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share. The Company has the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) based on certain conditions, as defined. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market values. The purchase price assigned to the note and warrants was $317,478, and $32,522, respectively. The difference between the face amount of the note of $350,000 and the initial carrying value of the note of $317,478 was recorded as a debt discount and is being amortized to non-cash interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the debt discount was fully amortized.

         In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders to issue new 5-year warrants at $0.35 per share in exchange for extending the maturity date of the notes to November 30, 2005. As of February 2005, all of the remaining note holders had accepted the terms of the extension and have received warrants to purchase 714,285 shares. The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and charged to non-cash interest expense during the six months ended March 31, 2005.

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

         In May 2004, the Company issued notes to unrelated parties for aggregate proceeds of $1,534,500 (15% Notes). The notes bear interest at 15%, payable quarterly. The principal maturity date is the earlier of May 2005 or the date of a financing yielding proceeds in excess of $2.5 million. The 15% Notes also included warrants granting the lender the right to purchase 4,384,285 shares of common stock at $0.35 per share. The warrants are subject to contingent repurchase rights

================================================================================

5.       NOTES PAYABLE...continued

         held by the Company. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $1,243,821, and $290,679, respectively. The difference between the face amount of the note of $1,534,500 and the initial carrying value of the note of $1,243,821 was recorded as a debt discount and is being amortized to non-cash interest expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. The unamortized debt discount was $38,732 at March 31, 2005.

         In connection with the issuance of the 15% Notes, the Company paid a fee to an unrelated party of $114,000 and issued warrants granting the holder the right to purchase 500,000 shares of common stock at $0.25 per share. At the date the financing was consummated, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants of approximately $60,000 was recorded as a deferred financing cost that is being amortized over the life of the underlying debt instrument.

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $0.35 per share. As these notes were not originally convertible, the Company recorded a charge to interest expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. The Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share and agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued in May 2004. The Company has offered the note holders the option to add a conversion feature of $0.35 per share to the 15% Notes, and the holders have sixty (60) days to exercise this right. The Company was required to file a registration statement no later than February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). The warrants were valued at $537,003 using the Black-Scholes model and were charged to non-cash interest expense during the quarter ended March 31, 2005.

         In August and September 2004, the Company issued notes in an aggregate amount of $430,000 ($100,000 to related parties) (12% Notes), which accrue interest at the rate of 12% per annum, payable semi-annually, and originally due on October 31, 2004. Two note holders converted their notes, aggregating to $80,000, to 228,571 shares at $0.35 shares in October 2004 and another agreed to convert $125,000 in notes to 364,238 shares in December 2004. As these notes were not originally convertible, the Company record a charge to interest expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% notes to related parties have been converted to a demand note. The Company repaid $50,000 of the $100,000 demand note on March 31, 2005. The holder of the remaining $125,000 of 12% notes to unrelated parties has agreed to extend this note to June 30, 2005.

         In February 2005, the Company closed on a $1.6 million, 5% convertible note, with principal and interest, due at maturity, February 2008. Principal and interest may be converted to common stock at $0.40 per share.

================================================================================

6.       WARRANTS

         In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company stock at an exercise price of $0.001 and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants was accounted for in the accompanying statement of stockholders' equity during the quarter ended December 31, 2003. Compensation expense of approximately $102,000 was recorded during the quarter ended December 31, 2003 in the accompanying statement of operations.

         In exchange for services performed by the underwriter in connection with the September 2004 stock offering, the Company issued warrants allowing for the purchase of 853,120 shares of the Company's common stock at $0.385 per share. At the date of entitlement, the warrants were valued at approximately $132,400 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in September 2009. In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 457,610 shares of the Company's common stock at $0.495 per share. The warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in December 2009.

         In exchange for services performed by the underwriters in connection with the February 2005 $1.6 million debt and $0.5 million equity raise, the Company issued warrants allowing for the purchase of 525,000 shares of the Company's common stock at $0.44. The warrants will expire in February 2010. The warrants were valued at $94,185 using the Black-Scholes model. Approximately $72,000 of the value was associated with the debt and is included in deferred costs and is being amortized over the life of the debt, or 36 months. For the quarter ending March 31, 2005, approximately $4,000 was amortized to non-cash interest expense.

         In exchange for business development services provided, the Company issued warrants to an unrelated party allowing for the purchase of 2,000,000 shares of the Company's common stock at $0.55 per share. The warrants will expire in March 2006. The warrants were valued at $79,435 using the Black-Scholes model and were recorded as non-cash interest expense.

7.       ADVISORY AGREEMENT

         During the quarter ended December 31, 2004, the Company commenced negotiations to terminate their Advisory Agreement with an unrelated third party (Advisory Agreement). Subsequently, the Company sold to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; issued additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses in the quarter ended December 31, 2004. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses in the quarter ended December 31, 2004.

================================================================================

8.       STOCK COMPENSATION AND OPTION PLAN

         On November 13, 2003, the Company's Board of Directors approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options to purchase the Company's common stock. The Plan generally provides for the grant of options (incentive and nonstatutory). The Plan is administered by the Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards. In order to preserve a recipient's rights under an award in the event of a change in control of the Company, the vesting of the outstanding options automatically accelerates relating to the exercise or payment of the award.

         On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR
         SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was originally calculated as $331,937. The Company remeasured the fair value of the unearned options at December 31, 2004 and March 31, 2005 and recorded approximately $25,000 and $66,000 as expense for the three and six months March 31, 2005 respectively.

9.       EARNINGS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended March 31, 2005 and 2004, potentially dilutive shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

============================================================================================================
                                           Three Months Ended                      Six Months Ended
                                      March 31,          March 31,           March 31,          March 31,
                                        2005                2004               2005                2004
Net loss                            $  (3,350,481)        $ (957,004)       $ (6,267,857)       $ (1,677,986)
                                    =============         ==========        ============        ============
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                             37,965,373         17,468,390          36,053,992          15,468,192
                                    =============         ==========        ============        ============
Basic and diluted net loss
   per common share                 $       (0.09)        $    (0.05)       $      (0.17)       $      (0.11)
                                    =============         ==========        ============        ============
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects               15,920,586          1,626,957          15,920,586           1,626,957
                                    =============         ==========        ============        ============
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per share due to
   anti-dilutive effects                4,232,558          1,614,534           4,232,558           1,614,534
                                    =============         ==========        ============        ============
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                7,545,000          2,572,000           7,545,000           1,285,000
                                    =============         ==========        ============        ============
-------------------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

This filing contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation". These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

All of our business activities are conducted through our wholly owned subsidiary Corporate Sports Incentives, Inc., as reflected in our consolidated financial information.

THREE MONTHS ENDED March 31, 2005 COMPARED WITH THE THREE MONTHS ENDED March 31, 2004.

Our loss for the three months ended March 31, 2005 was $(3,350,481). This compares to a loss of $(957,004) for the three months ended March 31, 2004, an increase of $2,393,477. Included in the losses for the three months ended March 31, 2005 are non-cash charges of $979,886 associated with the fair value of warrants granted to note holders, and the fair value of options granted to non-employees. We recorded a $704,000 inventory write-down. Although the majority of this inventory is available for sale at various retail locations, the directories affixed to the product are out of date and we are in the process of completely re-designing our retail packaging for a 2005/2006 re-launch of the products. The remaining approximately $709,591 increase in the losses incurred in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, essentially reflect expenditures related to building infrastructure and staffing, new product and brand development, as well as a small loss incurred on a large promotional contract.

Net revenues for the three months ended March 31, 2005 at $3,187,919 were nearly six times higher than the $548,171 in revenues earned in the three months ended March 31, 2004. This $2,639,748 increase in revenue in the first quarter of fiscal 2005 as compared to the same period in 2004 is attributable to movie ticket sales. We had a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional movie program, about 30% of which were redeemed as of March 31, resulting in earned corporate revenues of approximately $2.3 million, or 75% of the total revenue for the first quarter ended March 31, 2005. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. The national exposure and success of this program for the client has opened doors for us with major promotional agencies.

Gross profit for the three months ended March 31, 2005 was $(857,708), or (26.7)% of revenues, as compared to $121,032, or 22% of revenues, for the three months ended March 31, 2004. The decrease in gross profit was attributable to the $704,000 write-down of inventory (described above) and higher than anticipated fulfillment and transaction costs associated with a major corporate movie ticket program, and the lower margins inherent in the new movie ticket product.

Total operating expenses for the three months ended March 31, 2005 were $1,508,472 as compared to $1,003,056 for the three months ended March 31, 2004. The increase in operating expenses was $505,416. The most significant differences when comparing the three months ended March 31, 2005 with the three months ended March 31, 2004 were additional staffing, professional fees and other costs associated with interim financing and public reporting, new product development, and IT infrastructure upgrades.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE SIX MONTHS ENDED MARCH 31,
2004.

Our loss for the six months ended March 31, 2005 was $(6,267,857) as compared to a loss of $(1,677,986) for the six months ended March 31, 2004. The $4,589,871 incremental loss as compared to 2004 was attributable to non-cash charges of $2,267,888 associated with the conversion of debt, the fair value of warrants granted to note holders, and the fair value of options granted to non-employees, as well as inventory write-downs of $750,000. Although the majority of this inventory is available for sale at various retail locations, the directories affixed to the product are out of date and we are in the process of completely re-designing our retail packaging for a 2005/2006 re-launch of the products. The remaining approximately $1,571,983 increase in the losses incurred in the six months ended March 31, 2005, as compared to the six months ended March 31, 2004, reflect expenditures related to building infrastructure and staffing, new product and brand development, and the professional fees associated with obtaining financing and public reporting. We expect losses due to the development of our retail product to continue until we significantly penetrate the retail market.

Net revenues for the six months ended March 31, 2005 were $4,382,812, or $3,412,117 higher than the $970,695 in revenues recognized for the six months ended March 31, 2004. The revenue growth in the first six months of fiscal 2005 as compared to the same period in 2004 is primarily attributable to the new movie product, which was launched late in September 2004. Utix won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, about 30% of which were redeemed as of March 31, resulting in earned corporate revenues from movie tickets of approximately $3.1 million, or 70% of the total revenue for the year to date. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed In addition, the Company sold approximately $465,000 in movie, golf and spa tickets through retail channels, 22% of which were redeemed by March 31 resulting in $103,741 of earned revenue year to date.

Gross profit for the six months ended March 31, 2005 was $(956,613), or (21.8)% of revenues, as compared to $291,253, or 30% of revenues, for the six months ended March 31, 2004. The decrease in gross profit was attributable to the $750,000 write down of inventory described above, higher than anticipated fulfillment and transaction costs associated with a major corporate movie ticket program, and the lower margins inherent in the new movie product

Total operating expenses for the six months ended March 31, 2004 were $3,874,973 as compared to $1,860,884 for the six months ended March 31, 2004. The increase in operating expenses was $2,014,089. Stock based compensation, primarily associated with conversion of debt to common stock, represented approximately $780,000 of the increase in operating expenses for the first six months of 2005 as compared to the same period in 2004. the remaining cost increases were attributable to additional staffing, professional fees and other costs associated with interim financing and public reporting, new product and brand development, and IT infrastructure upgrades. We anticipate the operating expenses to continue to increase in fiscal 2005 due to marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate business as well as development the retail channel.





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

Between March 2003 and November 2003, we and our subsidiary Corporate Sports borrowed an aggregate of $1,295,000 from its executive officers, directors, principal stockholders and other third parties. In connection with such borrowings, we issued to the lenders our 7% notes due November 13, 2004 and warrants entitling such persons to purchase an aggregate of 825,000 shares of our common stock at an exercise price of $0.001 per share, and 9% convertible notes due 2006 and warrants entitling such persons to purchase an aggregate of 909,869 shares of our common stock at an exercise price ranging from $0.52 to $0.35 per share. The 7% notes contain provisions regarding mandatory prepayment if an equity financing of at least $1.5 million is completed, and both the 7% notes and the 9% notes require the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person.

Pursuant to an offer made by the Company in June 2004, the holders of $740,000 principal amount of these 7% and 9% notes agreed to convert their notes and accrued interest into an aggregate of 2,142,857 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement, the effective date of which was September 8, 2004. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase an aggregate of 1,342,857 shares of our common stock from an exercise price of $0.52 per share to $.35 per share. Furthermore, pursuant to an offer made by the Company in June 2004, four of the holders of the notes issued in November 2003 aggregating $300,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these four note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $112,500 of these notes agreed to extend the maturity date to November 30, 2005, and the Company agreed to grant 321,429 five-year warrants to purchase common stock of the Company at $0.35 per share. The Company has negotiated the extension of the other three loans totaling $187,500 on the same terms as the holder of $112,500 extended his note. Of the remaining $235,000 in loans, the holders of $85,000 of these notes have converted to common stock at $0.35 per share and $70,000 has been paid. The remaining $100,000 has been converted to a demand note, $50,000 of which is payable upon the next $500,000 equity raise, and the remaining $50,000 is payable upon the next $500,000 equity raise. As part of our fund raising efforts, in February 2004 we borrowed an additional $350,000 from three persons, including certain principal stockholders. Such loans are also evidenced by our 7% notes due and payable on November 30, 2004, a date subsequently extended to November 30, 2005. We also issued to the lenders five year warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share. We have the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

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

Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, which were due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes are subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes are secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under the 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes have a provision that requires the prior written consent of at least a majority of the lenders before we can (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $440,000 aggregate principal amount of these 10% notes converted their notes plus accrued interest into an aggregate of 1,285,714 shares of our common stock at a conversion price of $0.35 per share following effectiveness of our registration statement, the effective date of which was September 8, 2004. Subsequently, holders of the remaining $20,000 of notes plus accrued interest converted into 57,143 shares of common stock at $0.35 per share.

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

In May 2004, we entered into a financial advisory agreement with Strategic Development Partners, LLC, an affiliate of Great Court. Under the terms of the advisory agreement, Strategic Development Partners agreed to assist us in connection with our marketing efforts and in introducing us to investment bankers and/or broker/dealers who may assist us in the sale of our securities in the United States and Europe. We agreed to issue to Strategic Development Partners, for $1,143, a total of 1,142,857 shares of our common stock and paid Strategic Development Partners $75,000. We had the right to cancel the agreement at any time after July 28, 2004 on 30 days notice. In July 2004 we notified Strategic Development Partners of our intention to cancel the financial advisory agreement

The Company has renegotiated the terms of the remaining $1,250,000 of 15% notes and accrued interest that are due in May 2005. In January 2005, we amended and restated the 15% notes to (a) eliminate the requirements to prepay the 15% notes out of proceeds of our recently completed public offering, and (b) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we issued to the remaining note-holders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share, agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and granted certain "cashless" exercise rights in such warrants. The Company also has the option to give the note holders the right to convert to common stock of the Company at $0.35 per share and the note holders have sixty
(60) days to decide whether or not to convert. The Company also agreed to file a registration statement no later than February 11, 2005 to register shares underlying the new warrants and the original warrants (a total of 9,750,025 shares of common stock). This registration statement was declared effective by the Securities and Exchange Commission on March 8, 2005.

In conjunction with the renegotiation of the terms of the 15% notes, the Company renegotiated the Strategic Development Partners agreement under which the Company issued and sold to SD Partners for $1,125 a total of 1,125,000 shares of common stock and also issued five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share. In addition, the Company agreed to register all these shares by February 11, 2005 in the registration statement to be filed under the Great Court Agreement, which registration statement was declared effective on March 8, 2005. Finally the Company agreed to pay SD Partners a fee of $125,000.

In January 2005, we renegotiated the terms of an aggregate of $550,000 of our 7% notes due November 2004 with the Rubin Trust and three other investors introduced to us by Robert M. Rubin. Under the terms of the arrangement, the new 7% notes mature in November 2005. In addition, we agreed to issue to the holders of the notes five year warrants to purchase an additional 1,571,429 shares of our common stock at an exercise price of $0.35 per share.

In August 2004, the Company issued $430,000 of notes with interest at 12% to four individuals, with a sixty (60) day maturity date. The holders of $80,000 of these notes agreed to convert into common stock at $0.35 per share. The holder of $250,000 of these notes has agreed to convert $125,000 of principal plus accrued interest into common stock at $0.35 per share and to extend $125,000 of these notes plus accrued interest to June 30, 2005. The remaining $100,000 note is now a demand note, $50,000 of which was repaid in the quarter ending March 31, 2005.

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

During the three months ended March 31, 2005, the Company closed on a $1.6 million, three year, 5% convertible notes to common stock at $0.40 per share, completed the private sale of $595,000 of common stock at $0.40 per share and the private sale of $19,485 at $0.45 per share, which will be used to meet ongoing working capital requirements in 2005.

As of March 31, 2005 we had cash and cash equivalents of $850,596 as compared to $271,820 as of March 31, 2004. Working capital deficiency at March 31, 2005 was $(1,021,434) as compared to a working capital deficiency of $(2,679,066) at March 31, 2004. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with raising equity and interim financing, infrastructure consisting of computer hardware and software, increased staffing, inventory build-up and new product development. Cash outflows exceeded cash inflows and cash on hand decreased by $1,836,746 during the six months ended March 31, 2005. In addition, the Company had $13,023,181 in cash accounts restricted for use in settling magnetic stripe tickets issued as of March 31, 2005.



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

CASH FLOW FROM SALES AND RECOGNITION OF REVENUES.

We customarily sell our gift tickets to corporate or business clients on terms that require full payment, in advance. We recognize a portion of the transaction revenues at the time of sale, and the balance, together with the cost of the gift ticket, at the time the ticket is used or redeemed by the user at the golf course, ski resort or other venue. The portion of the selling price of our corporate gift tickets that we recognize as revenue at the time of sale is based upon the historical percentage of our one year corporate gift tickets that expire unused by recipients (known in our business as "breakage"). For corporate programs, where the Company earns revenue only on redeemed tickets, revenue is recognized upon ticket redemption.

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

OPTIONS AND WARRANTS

As of May 11, 2005, we had outstanding 24,512,586 options and warrants. The exercise price of the exercisable warrants and options range from $0.001 to $0.55 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $9,211,064

DIVIDENDS

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

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address this issue. Since September 30, 2004, we have raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $170,000 has been repaid. In three months ended March 31, 2005, we raised proceeds of $1.6 million through a three year, 5% convertible note, $645,000 through the sale of 1,612,500 common shares at $0.40 per share, and $19,485 through the sale of 43,300 common shares at $0.45 per share. These proceeds are being used to meet ongoing working capital requirements in 2005. We are also seeking and are in need of additional financing in order to secure timely delivery of tickets to the retail channel for the 2005 holiday season and to allow executive management to focus on selling (rather than financing) initiatives.

As of September 30, 2004, our independent registered public accountants expressed the opinion that there is substantial doubt that we can continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Upon the sale of tickets, the Company defers revenue for the estimated number of tickets that will ultimately be redeemed and recognizes revenue (in addition to the associated cost) upon redemption. The Company analyzes its historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for estimated non-redemptions is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required. For certain corporate programs, contracted under cost-plus or redemption only terms, revenue is recognized only upon ticket redemption.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE) , the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.


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

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following is a list of our securities that have been sold or issued by us during the quarter ended March 31, 2005. Each of these securities was sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

In February 2005, the Company closed a private sale of 1,612,500 shares of common stock at $0.40 per share and the private sale of 43,300 shares of common stock at $0.45 per share.

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 None.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


3.1      Certificate of Incorporation**

3.1.2    Certificate of Incorporation *****

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

10.3 Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc.**

10.4     Employment Agreement for Anthony G. Roth**

10.5     2003 Stock Option Plan**

10.6 Lease for principal offices located at 170 Cambridge Street, Burlington, MA**

10.7 Lease for new principal offices located at 7 New England Executive Park, Suite 610, Burlington, MA 01803 ******

31.1     Rule 13a-14(a)/15d-14(a) Certification*

31.2     Rule 13a-14(a)/15d-14(a) Certification*

31.3     Rule 13a-14(a)/15d-14(a) Certification ****

31.4     Rule 13a-14(a)/15d-14(a) Certification ****

31.5     Rule 13a-14(a)/15d-14(a) Certification******

31.6     Rule 13a-14(a)/15d-14(a) Certification******

32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements ***

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements ***

32.3 Certification by the Chief Executive Officer relating to a periodic report containing financial statements ****

32.4 Certification by the Chief Financial Officer relating to a periodic report containing financial statements ****

32.5 Certification by the Chief Executive Officer relating to a periodic report containing financial statements ******

32.6 Certification by the Chief Executive Officer relating to a periodic report containing financial statements ******

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

**** Incorporated by reference to the Form 10Q-SB filed with the Securities and Exchange Commission on February 15, 2005, the Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

***** Incorporated by reference from the Form SB-2 filed with the Securities and Exchange Commission on February 22, 2005.

****** Filed herewith. The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

     5.02 On January 6, 2005, the Company filed a Form 8K disclosing the resignations of Anne Concannon and Peter Flatow from the Board of Directors on January 3, 2005.

2.02 On January 25, 2005, the Company filed a Form 8K disclosing a January 21, 2005 press release announcing preliminary first quarter revenues.

     5.03 On February 1, 2005, the Company filed a Form 8K listing a Certificate of Amendment to the Certificate of Incorporation of Utix Group, Inc. filed with the Secretary of the Sate of Delaware

     5.02 On February 1, 2005, the Company filed a form 8K announcing the election of Robert Corliss to the Board of Directors

     2.02 On May 9, 2005, the Company filed a Form 8K disclosing an April 11, 2005 press release announcing preliminary second quarter revenues.

     2.02 On May 9, 2005, the Company filed a Form 8K disclosing an April 29, 2005 press release announcing an organizational update.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UTIX GROUP, INC.
                                             -----------------------------------
                                             (Registrant)

Date:  May 13, 2005                   /s/ Anthony G. Roth
                                      ---------------------------------------
                                             Name: Anthony G. Roth
                                             Title: Chief Executive Officer