Form 10QSB
period 2005-06-30
UTIX GROUP INC
filed 2005-08-19
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

            For the quarterly period ended June 30, 2005

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

                             All Correspondence to:
                                 Anthony G. Roth
                             Chief Executive Officer
                                Utix Group, Inc.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock as of June 30, 2005 was 37,650,967.


Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                             F-1
                  Unaudited Balance Sheet as of June 30, 2005 and
                    Audited Balance Sheet as of September 30, 2004           F-1
                  Unaudited Statements of Operations for the Three and Nine
                    Months Ended June 30, 2005 and 2004                      F-2
                  Unaudited Statements of Cash Flows for the Nine Months
                    Ended June, 2005 and 2004                                F-3
                  Unaudited Statements of Stockholders' Deficit and
                    Comprehensive Income (Loss) for the Nine Months
                    Ended June 30, 2005                                      F-4
                  Notes to Unaudited Financial Statements             F-5 - F-15
Item 2.     Management's Discussion and Analysis of Financial Condition        1
            and Results of Operations
Item 3.     Controls and Procedures                                           10

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                               II-1
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds     II-1
Item 3      Defaults upon Senior Securities                                 II-1
Item 4      Submission of Matters to a Vote of Security Holders             II-1
Item 5      Other Information                                               II-2
Item 6      Exhibits                                                        II-2

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                UTIX GROUP, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                              JUNE 30,      September,30,
ASSETS                                                                          2005            2004
                                                                            ------------    ------------
                                                                            (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                $  3,958,673    $  2,687,342
   Restricted cash                                                             1,395,485         712,975
   Accounts receivable, net                                                       35,908          42,987
   Inventory, net                                                                115,304         695,956
   Prepaid expenses and other current assets                                     272,551         247,883
                                                                            ------------    ------------
         Total current assets                                                  5,777,921       4,387,143
                                                                            ------------    ------------

Property and equipment:
   Equipment and software                                                        468,513         357,615
   Furniture and fixtures                                                         91,076          74,996
                                                                            ------------    ------------
                                                                                 559,589         432,611
   Less - accumulated depreciation                                               209,790         108,278
                                                                            ------------    ------------
       Property and equipment, net                                               349,799         324,333
                                                                            ------------    ------------

Other assets                                                                     267,686          42,613

                                                                            ------------    ------------
TOTAL ASSETS                                                                $  6,395,406    $  4,754,089
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of notes payable                                      $  1,925,000    $  2,900,314
   Current maturities of notes payable to related parties                        150,000         473,723
   Current maturities of capital lease obligations                                24,331          17,510
   Accounts payable                                                              532,706         631,081
   Accrued expenses                                                              830,501         543,472
   Customer deposits                                                           3,920,298       1,015,341
   Deferred revenue                                                              979,990         913,073
                                                                            ------------    ------------
       Total current liabilities                                               8,362,826       6,494,514
                                                                            ------------    ------------

Long-term liabilities:
      Notes payable - less current maturities                                  1,600,000         395,000
      Notes payable to related parties - less current maturities                     -            75,000
      Capital lease obligations - less current maturities                         25,167          26,377
                                                                            ------------    ------------
          Total long-term liabilities                                          1,625,167         496,377
                                                                            ------------    ------------

Stockholders' deficit:
   Preferred stock, $0.001 par value, 25,000,000 shares authorized;
       no shares issued and outstanding                                              -               -
   Common stock, $0.001 par value, 100,000,000 shares authorized;
       37,650,968 and 25,999,591 shares issued and outstanding at
        June 30, 2005 and at September 30, 2004, respectively                     37,651          25,999
   Additional paid in capital                                                  9,672,626       3,277,081
   Accumulated deficit                                                       (13,302,864)     (5,539,882)
   Accumulated other comprehensive income                                            -               -
                                                                            ------------    ------------
       Total stockholders' deficit                                            (3,592,587)     (2,236,802)

                                                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $  6,395,406    $  4,754,089
                                                                            ============    ============

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                UTIX GROUP, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE NINE MONTHS ENDED JUNE 30,
                                                              2005                 2004           2005                    2004
                                                          ----------------------------------   -----------------------------------
                                                            (UNAUDITED)         (UNAUDITED)    (UNAUDITED)             (UNAUDITED)
Net revenues                                              $   1,889,275       $     574,876    $ 6,272,087          $   1,545,571

Cost of revenues                                              1,825,523             399,298      6,414,948              1,078,740
Provision for inventory write-down                                  -                   -          750,000                    -
                                                          ---------------------------------    ----------------------------------

       Gross profit (loss)                                       63,752             175,578       (892,861)               466,831

Selling and administrative expenses                           1,231,865           1,219,811      4,222,915              2,978,748
Non-cash operating expenses(income)                             (35,864)                -          848,059                101,947
                                                          ---------------------------------    ----------------------------------

       Loss from operations                                  (1,132,249)         (1,044,233)    (5,963,835)            (2,613,864)
                                                          ---------------------------------    ----------------------------------

Other income (expense):
   Investment income, net                                        47,269                 -          139,267                    -
   Interest expense                                             (85,425)            (56,696)      (229,729)              (103,768)
   Non-cash interest and other expense                         (284,815)            (24,641)    (1,668,780)               (85,924)
                                                          ---------------------------------    ----------------------------------
                                                               (322,971)            (81,337)    (1,759,242)              (189,692)
                                                          ---------------------------------    ----------------------------------

       Loss before provision (benefit) for income taxes      (1,455,220)         (1,125,570)    (7,723,077)            (2,803,556)

Provision (benefit) for income taxes                                -                   -              -                      -
                                                          ---------------------------------    ----------------------------------

                                                          ---------------------------------    ----------------------------------
      Net loss                                            $  (1,455,220)      $  (1,125,570)   $(7,723,077)         $  (2,803,556)
                                                          =================================    ==================================


Net loss per share:
   Basic and diluted                                      $       (0.04)      $       (0.06)   $     (0.21)         $       (0.17)

Weighted average number of shares outstanding:
   Basic and diluted                                         37,741,936          17,468,390     37,023,490             16,134,925

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                UTIX GROUP, INC.
                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------   ----------------------------------
                                                                                   FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                        2005               2004
                                                                                   ----------------------------------
                                                                                     (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                                    $   (7,723,077)   $    (2,803,556)
       Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
                 Depreciation and amortization                                            106,426             32,970
                 Bad debt expense                                                             -                5,000
                 Loss on disposal of property and equipment                                   111
                 Provision for inventory writedown                                        750,000
                 Non-cash interest and other expense                                    1,668,780             85,924
                 Non-cash operating expenses                                              848,059            101,947
                 Amortization of financing costs                                          130,206             37,083
                 Changes in assets and liabilities
                      (Increase) decrease in:

                           Accounts receivable                                              7,079             18,443
                           Inventory                                                     (169,348)          (380,129)
                           Prepaid expenses                                               (24,668)           (80,256)
                           Other assets                                                    (1,391)            (2,064)
                      Increase (decrease) in:

                           Accounts payable                                               (98,375)           633,594
                           Accrued expenses                                               (16,788)           296,173
                           Deferred revenue                                                66,917            520,611
                           Customer deposits                                            2,904,957            358,608
                                                                                   ---------------------------------
                               Net cash (used in) operating activities                 (1,551,112)        (1,175,652)
                                                                                   ---------------------------------

Cash flows from investing activities:
       Purchases of property and equipment                                               (112,209)          (222,981)
       Loan to related party                                                                  -                 (675)
                                                                                   ---------------------------------
                                   Net cash (used in) investing activities               (112,209)          (223,656)
                                                                                   ---------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                      1,600,500          2,764,500
       Proceeds from related party notes payable                                              -              230,000
       Repayment of notes payable                                                        (220,000)
       Restricted cash                                                                   (682,510)          (387,513)
       Proceeds from warrant exercise                                                          10              1,325
       Proceeds from disposal of property and equipment                                       400                -
       Proceeds from sale of common stock                                               2,544,431                -
       Payment of financing costs                                                        (292,096)          (132,250)
       Repurchase of shares                                                                (1,500)               -
       Payments on capital lease obligations                                              (14,583)            (5,562)
                                                                                   ---------------------------------
                                   Net cash provided by financing activities            2,934,652          2,470,500
                                                                                   ---------------------------------

Net increase in cash and cash equivalents                                               1,271,331          1,071,192

Cash and cash equivalents, beginning of period                                          2,687,342            145,476
                                                                                   ---------------------------------

Cash and cash equivalents, end of period                                           $    3,958,673    $     1,216,668
                                                                                   =================================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                      $      189,800    $        16,595
                                                                                   =================================
Supplemental disclosure of noncash investing and financing activities:
       Equipment acquired under capital lease obligation                           $       20,194    $        29,195
                                                                                   =================================
       Conversion of notes and interest to common stock                            $    1,901,520    $        16,595
                                                                                   =================================

              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                UTIX GROUP, INC.
      STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------


                                                               Comprehensive      Preferred Stock              Common Stock
                                                                   Loss         Shares       Amount       Shares            Amount
                                                             ----------------------------------------------------------------------


Balance, September 30, 2004                                                          -       $     -    25,999,591    $     25,999
                                                                                ===================================================


Net Loss                                                     $ (7,723,077)           -             -           -               -

Issuance of common stock in connection with
   conversion of notes and accrued interest                                          -             -     5,432,969           5,433
Sale of common stock, net of cash issuance costs
   of $270,424 and warrant issuance costs of $151,195                                -             -     6,429,122           6,430
Compensation expense for non-employee stock option grants                            -             -           -               -
Compensation expense for warrant modification                                        -             -           -               -
Repurchase and retirement of common shares                                           -             -    (1,500,000)         (1,500)
Exercise of warrants                                                                 -             -        10,000              10
Issuance of warrants in exchange for services                                        -             -           -               -
Issuance of common stock in connection with note financing                           -             -       154,286             154
Issuance of common stock in exchange for services                                    -             -     1,125,000           1,125

                                                             ----------------------------------------------------------------------
Comprehensive income (loss)                                  $ (7,723,077)
                                                             =============

Balance, June 30, 2005                                                               -       $     -    37,650,968    $     37,651
                                                                                ===================================================


                                                                                               Accumulated
                                                               Additional                         Other               Total
                                                                Paid in       Accumulated      Comprehensive      Stockholders'
                                                                Capital         Deficit        Income (Loss)         Deficit
                                                            --------------------------------------------------------------------


Balance, September 30, 2004                                   $  3,277,081    $ (5,539,882)      $       -        $ (2,236,802)
                                                            ===================================================================


Net Loss                                                               -        (7,723,077)              -        $ (7,723,077)

Issuance of common stock in connection with
   conversion of notes and accrued interest                      1,978,886             -                 -        $  1,984,319
Sale of common stock, net of cash issuance costs
   of $270,424 and warrant issuance costs of $151,195            2,488,072             -                 -        $  2,494,502
Compensation expense for non-employee stock option grants           30,453             -                 -        $     30,453
Compensation expense for warrant modification                      107,433             -                 -        $    107,433
Repurchase and retirement of common shares                          39,905         (39,905)              -        $     (1,500)
Exercise of warrants                                                   -               -                 -        $         10
Issuance of warrants in exchange for services                    1,180,716             -                 -        $  1,180,716
Issuance of common stock in connection with note financing          38,417             -                 -        $     38,571
Issuance of common stock in exchange for services                  505,125             -                 -        $    506,250

                                                            -------------------------------------------------------------------
Comprehensive income (loss)


Balance, June 30, 2005                                        $  9,646,088    $(13,302,864)      $       -        $ (3,619,125)
                                                            ===================================================================

              The accompanying notes are an integral part of these
                         unaudited financial statements.

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The financial information as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 is unaudited and includes all adjustments, consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and nine months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2005 or for any future periods.

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

         Management has undertaken a number of initiatives to address the financial and operational matters noted above. During the quarter ended December 31, 2004, the Company has raised additional proceeds of $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable (face amount) of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $220,000 has been repaid. During the quarter ending March 31, 2005, the Company closed on a $1.6 million, three year, 5% convertible note and realized gross proceeds of $595,000 from the sale of common stock at $0.40 per share which will be used to meet ongoing working capital requirements in 2005. Additional proceeds of $40,000 were raised in the third quarter through the private sale of 100,000 shares of common stock. The Company is seeking and is in need of additional financing in order to provide working capital, meet escrow requirements, expand marketing and selling activities and to continue to develop infrastructure.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

         RESTRICTED CASH

         In accordance  with the Company's  agreement with  Discover,  the total value of each activated magnetic strip ticket must be funded in a separate depository account (at an authorized bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. If the ticket expires unused, the Company can transfer the associated funds to its operating cash account but, if the ticket was issued as part of a redemption only contract, the Company would then have to refund the customer its deposit. The Company held $1,145,485 and $712,975 in the depository account to cover activated, as yet unused, magnetic stripe tickets in the field at June 30, 2005 and September 30, 2004, respectively. In addition, $250,000 in cash is held in escrow at Discover Bank at June 30, 2005. Interest on the funds held in escrow is remitted to the Company quarterly.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market, net of reserves for obsolescence and shrinkage. Management has made a decision to re-design its retail packaging to improve its functionality and has deemed much of its inventory of directories to be out of date. Accordingly, the Company recorded a $750,000 provision on its inventory during the quarter ended March 31, 2005.

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

         STOCK-BASED COMPENSATION
         ------------------------

         In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. The Company's stock-based compensation plan is

--------------------------------------------------------------------------------

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES...continued

         STOCK-BASED COMPENSATION...continued

         described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

         All options granted had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant.

         Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for options granted during the nine months ending at June 30, 2005 and 2004 are as follows:

                                                     2005               2004
                                                     ----               ----
             Risk-free interest rate                    4.15%             3.45%
             Expected lives                     5 - 10 years       5 - 10 years
             Expected volatility                          50%               50%
             Dividend yield                                0%                0%
             Weighted-average fair value
               of grants                                $0.18             $0.11


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in the three and nine months ending June 30, 2005 and 2004 would have increased the pro-forma net loss as indicated below.

                                           For the Three Months Ended June 30,
                                                                  2005              2004
                                                                  ----              ----
         Net loss, as reported                                $( 1,455,220)     $(1,125,570)
         Additional compensation expense                           (63,990)          (9,162)
                                                              ------------      ------------
         Pro forma net loss                                   $( 1,519,210)     $(1,134,732)
                                                              ============      ===========
         Net loss per share (basic and diluted)               $    (  0.04)     $     (0.06)
                                                              ============      ===========
         Pro forma net loss per share (basic and diluted)     $    (  0.04)     $     (0.06)
                                                              ============      ===========
                                           For the Nine Months Ended June 30,
                                                                  2005              2004
                                                                  ----              ----
         Net loss, as reported                                $ (7,723,077)     $(2,803,556)
         Additional compensation expense                          (166,627)         (20,431)
                                                              ------------      ------------
         Pro forma net loss                                   $ (7,889,704)     $(2,823,987)
                                                              ============      ===========
         Net loss per share (basic and diluted)               $      (0.21)     $     (0.17)
                                                              ============      ===========
         Pro forma net loss per share (basic and diluted)     $      (0.21)     $     (0.18)
                                                              ============      ===========

         RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------

5.       NOTES PAYABLE

         In November 2003, the Company issued 7% convertible bridge notes (7% Convertible Notes) to related parties in an aggregate amount of $225,000, with principal and interest initially due in November 2004. The 7 % Convertible Notes were subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. This provision was waived in January 2005. As additional consideration under the line of credit, the Company issued five year warrants to purchase an aggregate of 108,894 shares of common stock at an exercise price of $0.207 per share. The holders also received warrants entitling them to purchase an aggregate of 225,000 shares of common stock at an exercise price of $.001 per share. The difference between the face amount of the convertible note of $225,000 and the initial carrying value of the convertible note of $186,176 was recorded as a debt discount and was amortized to non-cash interest and other expense over the life of the convertible note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of December 31, 2004, the debt discount had been fully amortized. The warrants to purchase 225,000 shares of common stock at an exercise price of $.001 per share were exercised during the quarter ended December 31, 2003.

         In October 2004, the holders of $125,000 of 7% Convertible Notes to related parties converted their notes into 357,143 shares at $.35 per share. The original conversion price was $0.43 per share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 note holder has agreed to convert the note to a demand note; $50,000 of which is payable with the next equity offering resulting in at least $500,000 in proceeds and the remaining $50,000 is payable with the second equity offering resulting in at least $500,000 in proceeds.

         In October 2004, all of the holders of the Company's 9% convertible notes (9% Notes) converted their notes to an aggregate 1,342,857 shares of common stock at $.35 per share. Since the original conversion price was $0.41, the Company recorded a charge of $87,442 to non-cash interest and other expense for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. In addition, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $0.52 to $0.35 per share and increased the number of warrants available from 909,869 to 1,342,857. The Company recorded a charge to non-cash interest and other expense of $107,433 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

         In November 2003, the Company issued notes in an aggregate amount of $600,000 ($70,000 to related parties) (7% Notes) initially due November 2004, which accrue interest at the rate of 7% per annum, payable quarterly. The notes were subject to mandatory prepayment if, prior to such maturity date, the Company completes an equity financing of at least $1.5 million, as defined. This provision was waived in January 2005. The note is unconditionally guaranteed by the Company. As additional consideration, the holders received warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $514,547 and $85,453, respectively. The difference between the face amount of the note of $600,000 and the aggregate purchase price of the convertible note of $514,547 was recorded as a debt discount and was amortized to non-cash interest and other expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the debt discount was fully

--------------------------------------------------------------------------------

5. NOTES PAYABLE ...continued

         amortized. These warrants were exercised during the quarter ended December 31, 2003.

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

         In consideration for extending the maturity date to November 30, 2005 on the remaining $300,000 notes to unrelated parties, the Company offered additional 5-year warrants at $0.35 per share. As of February, 2005, all of the holders of the remaining $300,000 notes to unrelated parties had accepted the terms of the extension and have received warrants to purchase 857,143 shares. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and charged to non-cash interest and other expense during the nine months ended June 30, 2005.

         In February 2004, the Company issued an additional aggregate amount of $350,000 of 7% bridge notes ($350K Notes). Such notes accrue interest at the rate of 7% per annum and $100,000 of which were initially due and payable on the earlier of November 30, 2004 or out of any net proceeds in excess of $3.0 million that the Company receives in connection with any type of equity financings consummated, as defined. The Company also granted the holders warrants to purchase 350,000 shares of common stock at an exercise price of $0.10 per share. The warrants are subject to certain anti-dilution provisions, including weighted average anti-dilution adjustment in the event of issuance or sale of common stock or securities convertible or exercisable for common stock at a price less than $0.30 per share (See Note 11.). The Company has the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) based on certain conditions, as defined. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market values. The purchase price assigned to the note and warrants was $317,478, and $32,522, respectively. The difference between the face amount of the note of $350,000 and the initial carrying value of the note of $317,478 was recorded as a debt discount and was amortized to non-cash interest and other expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. At December 31, 2004, the debt discount was fully amortized.

         In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders to issue new 5-year warrants at $0.35 per share in exchange for extending the maturity date of the notes to November 30, 2005. As of February 2005, all of the remaining note holders had accepted the terms of the extension and have received warrants to purchase 714,285 shares. The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and charged to non-cash interest and other expense during the nine months ended June 30, 2005.

         In April and May 2004, the Company issued notes in an aggregate amount of $460,000 ($85,000 to related parties) (10% Notes), which accrue interest at the rate of 10% per annum, payable semi-annually, and mature on December 31, 2004, unless accelerated by an equity financing exceeding $3.5 million, as described. The notes are secured by the assets of the Company. In October 2004, all note holders converted their notes to 1,314,286 shares. Although these notes were not

--------------------------------------------------------------------------------

5.       NOTES PAYABLE...continued

         originally convertible, there was no difference between the fair value of the securities issued and the carrying value of the debt. Thus, the Company did not record a charge upon conversion.

         In May 2004, the Company issued notes to unrelated parties for aggregate proceeds of $1,534,500 (15% Notes). The notes bear interest at 15%, payable quarterly. The original principal maturity date was the earlier of May 2005 or the date of a financing yielding proceeds in excess of $2.5 million. The 15% Notes also included warrants granting the lender the right to purchase 4,384,285 shares of common stock at $0.35 per share, subject to anti-dilution provisions. The warrants are subject to contingent repurchase rights held by the Company. The aggregate purchase price of the note was allocated between the note and warrants based upon their relative fair market value. The purchase price assigned to the note and warrants was $1,243,821, and $290,679, respectively. The difference between the face amount of the note of $1,534,500 and the initial carrying value of the note of $1,243,821 was recorded as a debt discount and was amortized to non-cash interest and other expense over the life of the note. The Company used the Black-Scholes Model to calculate the fair value of the warrants. As of June 30, 2005, the debt discount was fully amortized.

         In connection with the issuance of the 15% Notes, the Company paid a fee to an unrelated party of $114,000 and issued warrants granting the holder the right to purchase 500,000 shares of common stock at $0.15 per share. At the date the financing was consummated, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value of the warrants of approximately $60,000 was recorded as a deferred financing cost that was amortized over the life of the underlying debt instrument. As of June 30, 2005, the amount was fully amortized.

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted their notes into common stock of the Company at $0.35 per share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from an equity financing. The Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued in May 2004. The warrants were valued at $537,003 using the Black-Scholes model and were charged to non-cash interest and other expense during the nine months ended June 30, 2005. The Company has offered the note holders the option to add a conversion feature of $0.35 per share to the 15% Notes, and the holders have sixty (60) days to exercise this right. The Company was required to file a registration statement no later than February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). As of June 30, 2005, the Company has registered the shares underlying the warrants but has not registered the shares underlying potential conversion of the note, and accordingly has accrued the applicable penalty.

         In August and September 2004, the Company issued notes in an aggregate amount of $430,000 ($100,000 to related parties) (12% Notes), which accrue interest at the rate of 12% per annum, payable semi-annually, and originally due on October 31, 2004. Two note holders converted their notes, aggregating to $80,000, to 228,571 shares at $0.35 shares in October 2004 and another agreed to convert $125,000 in notes to 364,238 shares in December 2004. As these notes

--------------------------------------------------------------------------------

5.       NOTES PAYABLE...continued

         were not originally convertible, the Company record a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% notes to related parties have been converted to a demand note. The Company repaid $50,000 of the $100,000 demand note on March 31, 2005. The holder of the remaining $125,000 of 12% notes to unrelated parties agreed to extend this note to June 30, 2005. The Company is currently in discussions with the note holder to further extend the maturity date.

         In February 2005, the Company closed on a $1.6 million, 5% convertible note ($1.6 million debt), with principal and interest on February 2008. Principal and interest may be converted at any time at the option of the holder to common stock at $0.40 per share. The Company paid $188,000 in fees related to this debt financing which is being amortized over the life of the note. For the nine months ended June 30, 2005, approximately $26,000 of this deferred financing cost has been expensed.

6.       WARRANTS

         Warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for warrants issued during the nine months ended June 30, 2005 and 2004 are as follows:

                                                           2005         2004
                                                           ----         ----

            Risk-free interest rate                       3.49%           3.60%
            Expected lives                            4.2 years         5 years
            Expected volatility                             50%             50%
            Dividend yield                                   0%              0%
            Weighted-average fair value of grants         $0.16           $0.10

         In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company stock at an exercise price of $0.001 and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. Compensation expense of approximately $102,000 was recorded during the nine months ended June 30, 2004 in the accompanying statement of operations.

         In exchange for services performed by the underwriter in connection with the September 2004 stock offering, the Company issued warrants allowing for the purchase of 853,120 shares of the Company's common stock at $0.385 per share. At the grant date, the warrants were valued at approximately $132,400 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in September 2009. In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 457,610 shares of the Company's common stock at $0.495 per share. The warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in December 2009.

         In exchange for services performed by the underwriters in connection with the February 2005 $1.6 million debt and $0.5 million equity raise, the Company issued warrants allowing for the purchase of 525,000 shares of the Company's common stock at $0.44. The warrants will expire

--------------------------------------------------------------------------------

6. WARRANTS ...continued

         in February 2010. The warrants were valued at $94,185 using the Black-Scholes model. Approximately $72,000 of the value was associated with the debt and is included in deferred costs and is being amortized over the life of the debt, or 36 months. For the nine months ending June 30, 2005, approximately $10,000 was amortized to non-cash interest and other expense.

         In exchange for business development services provided, the Company issued warrants to an unrelated party allowing for the purchase of 2,000,000 shares of the Company's common stock at $0.55 per share. The warrants will expire in March 2006. The warrants were valued at $79,435 using the Black-Scholes model and were recorded as non-cash interest and other expense.

         In exchange for consulting services provided, the Company issued warrants to unrelated parties allowing for the purchase of 210,000 shares of the Company's common stock at $0.001 per share. The warrants will expire in May 2010. The warrants were valued at $26,065 using the Black-Scholes model and were recorded as non-cash interest and other expense. In June 2005, 10,000 of these warrants were exercised.

         During the quarter ended June 30, 2005, the Company repurchased and retired 1,500,000 shares of common stock from an unrelated third party. In exchange, the Company issued a warrant for the purchase of 750,000 of common stock exercisable at $0.15 per common share. The warrants were valued at approximately $39,900 using the Black-Scholes model.

7.       ADVISORY AGREEMENT

         During the quarter ended December 31, 2004, the Company commenced negotiations to terminate their Advisory Agreement with an unrelated third party (Advisory Agreement). Subsequently, the Company sold to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; issued additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses in the quarter ended December 31, 2004. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses in the quarter ended December 31, 2004.

8.       STOCK COMPENSATION AND OPTION PLAN

         On November 13, 2003, the Company's Board of Directors approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options to purchase the Company's common stock. The Plan generally provides for the grant of options (incentive and nonqualified). The Plan is administered by the Compensation Committee of the Board of Directors, which selects participants and determines the terms and conditions of the awards. In order to preserve a recipient's rights under an award in the event of a change in control of the Company, the vesting of the outstanding options automatically accelerates relating to the exercise or payment of the award.

         On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18,

--------------------------------------------------------------------------------

8.       STOCK COMPENSATION AND OPTION PLAN... CONTINUED

         ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR
         SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was originally calculated as $331,937. The Company remeasured the fair value of the unearned options at June 30, 2005. The remeasurement resulted in an approximately $35,800 reduction to non-cash operating expenses for the quarter ending June 30, 2005 and approximately $30,500 as expense for the nine months ended June 30, 2005.

9.       EARNINGS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended June 30, 2005 and 2004, potentially dilutive shares were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                           Three Months Ended                      Nine Months Ended
                                      June 30,            June 30,           June 30,            June 30,
                                      --------            --------           --------            --------
                                        2005                2004               2005                2004
Net loss                             $ (1,455,220)       $(1,125,570)        $(7,723,077)        $(2,803,556)
                                     ------------        -----------         -----------         -----------
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                             37,741,936         17,468,390          37,023,490          16,134,925
                                     ------------        -----------         -----------         -----------
Basic and diluted net loss
   per common share                  $      (0.04)       $     (0.06)        $     (0.21)        $     (0.17)
                                     ============        ============        ============        ============
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects               16,870,586          6,349,843          16,920,586           6,349,843
                                     ------------        -----------         -----------         -----------
Number of shares underlying
   contingently convertible
   debt excluded in
   calculation of diluted
   earnings per share due to
    anti-dilutive effects                       -          3,471,675                   -           3,471,675
                                     ------------        -----------         -----------         -----------
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per share due to
   anti-dilutive effects                4,232,558          1,188,700           4,232,558           1,188,700
                                     ------------        -----------         -----------         -----------
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                8,682,000           2,702,000          8,682,000           2,702,000
                                     ============        ============        ===========        ============
Number of shares underlying

--------------------------------------------------------------------------------

10.      RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS
         123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. Pro forma disclosure will no longer be an alternative.

         Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

         The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

         The provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on October 1, 2005. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations.

11.      SUBSEQUENT EVENTS

         On July 18, 2005, the Company closed on a $1,310,000, sixty day, convertible bridge loan. The interest rate is 12% and the notes are convertible at $0.125 per share. The net proceeds to the Company after placement fees, legal costs, and other expenses amounted to $1,150,500. The debt also provides for warrants to purchase 10,480,000 common shares at an exercise price of $0.125. The warrants expire in two years. The issuance of these warrants triggered anti-dilution provisions on certain outstanding warrants, reducing the applicable exercise price of those warrants to $0.125 per common share.

         Also, in July 2005, the Company repurchased and retired 437,500 shares at a price of $0.40 per share from an unrelated party. The Company has also agreed to repurchase 62,500 shares at a price of $0.40 per share from an unrelated party.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2005 COMPARED WITH THE THREE MONTHS ENDED June 30, 2004.

Our loss for the three months ended June 30, 2005 was $(1,455,220), an increase of $329,650. The higher loss, as compared to the third quarter of 2004, was due to non-cash charges and lower gross margins.

Net revenues for the three months ended June 30, 2005 at $1,889,275 were more than three times the $574,876 in revenues earned in the three months ended June 30, 2004. This $1,314,399 increase in revenue in the third quarter of fiscal 2005 as compared to the same period in 2004 is attributable to movie ticket sales. The movie ticket product was introduced in late September 2004. In the fall of 2004 we executed on a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. In all, over 700,000 tickets were ordered for this one promotional movie program, approximately 75,000 of these tickets were redeemed in the quarter ended June 30, 2005, resulting in revenues of over $1.3 million.

Gross profit for the three months ended June 30, 2005 was $63,752 or 3.4% of revenues, as compared to $175,578, or 30.5% of revenues, for the three months ended June 30, 2004. The decrease in gross profit was attributable to higher fulfillment, customer service and transaction costs associated with the corporate movie ticket program described above.

Total operating expenses for the three months ended June 30, 2005 were $1,196,001 as compared to $1,219,811 for the three months ended June 30, 2004. The decrease in operating expenses was $23,810 and was primarily attributable a reduction in non-cash operating expense for the quarter from the remeasurement of the fair value of the unearned options. Operating expenses were fairly comparable year over year. While the third quarter of 2005 included higher staffing, marketing and infrastructure costs, the same period in 2004 had higher legal, audit, interim financing and public reporting costs.

Other income and expenses were $(322,971) and $(81,337) for the three months ended June 30, 2005 and 2004, respectively. The $241,634 increase in charges for the three months is primarily due to the warrant issuance costs associated with debt financing and related services.

NINE MONTHS ENDED June 30, 2005 COMPARED WITH THE NINE MONTHS ENDED June 30,
2004.

Our loss for the nine months ended June 30, 2005 was $(7,723,077) as compared to a loss of $(2,803,556) for the nine months ended June 30, 2004. The $4,919,521 incremental loss as compared to 2004 was attributable to non-cash charges of $2,328,968 associated with the conversion of debt, the fair value of warrants granted to note holders, and the fair value of options granted to non-employees, as well as inventory write-downs of $750,000. The remaining approximately $1,840,553 increase in the losses incurred in the nine months ended June 30, 2005, as compared to the nine months ended June 30, 2004, reflect expenditures related to building infrastructure and staffing, new product and brand development, and the professional fees associated with obtaining financing and public reporting. We expect losses to continue for at least the next twelve months.

Net revenues for the nine months ended June 30, 2005 were $6,272,087, or $4,726,516 higher than the $1,545,571 in revenues recognized for the nine months ended June 30, 2004. The revenue growth in the first nine months of fiscal 2005 as compared to the same period in 2004 is primarily attributable to the new movie product, which was launched late in September 2004. Utix won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. Over 700,000 tickets were shipped for this promotional program and approximately 279,000 were redeemed as of June 30, resulting in earned revenues from movie tickets of approximately $4.8 million, or 77% of the total revenue for the year to date. In addition, the Company sold approximately $606,000 in movie, golf and spa tickets through retail channels, $267,689 of which was recognized as earned revenue on redeemed or expired tickets through June 30, 2005. As described below, we have elected not to participate in the 2005 holiday season retail inventory replenishment; we will focus on our core corporate premium incentive and promotion channel for the foreseeable future. As a result, retail sales will likely dissipate after the end of calendar 2005.

Gross profit for the nine months ended June 30, 2005 was $(892,861), or (14.2)% of revenues, as compared to $466,831, or 30% of revenues, for the nine months ended June 30, 2004. The decrease in gross profit was attributable to the $750,000 write down of inventory, higher fulfillment, outsourced customer service and transaction costs associated with the major corporate movie ticket program described above, and the higher transaction costs inherent in the new magnetic products.

Total operating expenses for the nine months ended June 30, 2005 were $5,070,974 as compared to $3,080,695 for the nine months ended June 30, 2004. The increase in operating expenses was $1,990,279. Non-cash operating expenses, associated with warrants and non-employee options issued for services, represented approximately $746,112 of the increase in operating expenses for the first nine months of 2005 as compared to the same period in 2004. The remaining cost increases were attributable to additional staffing, professional fees and other costs associated with interim financing and public reporting, new product and brand development, and IT infrastructure upgrades. We anticipate the operating expenses to continue to increase in fiscal 2005 due to interim financing efforts, marketing expenditures, increased selling activity, and additional staff to support the growth of our corporate business as well as channel development.

Other income and expenses were $(1,759,242) and $(189,692) for the nine months ended June 30, 2005 and 2004, respectively. The $1,569,550 increase in charges for the nine months is primarily due to the warrant issuance costs associated with debt financing, extension of maturities of certain notes, and related services.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our capital resources have been limited. Further, our current arrangement with Discover requires sales proceeds to be maintained in escrow pending ticket use or redemption, which can be as much as a year from point of sale. We have had to rely upon the sale of equity and debt securities for cash required for product development and manufacture, strengthening the infrastructure, marketing and sales activities, as well as to fund our escrow requirements and our day-to-day operating needs. We will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders, support and build the infrastructure and meet escrow requirements will depend directly upon our ability to raise a minimum of approximately $6.0 million to $9.0 million of debt or equity financing over the next three to twelve months. These funds will be used to fund operations, complete projects and fund future cash requirements related to the expansion of our business.

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

In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to eleven persons, some of whom are current shareholders of the Company. The notes were due in May 2005 and bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. The notes are secured by a priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. Subsequently the holders of $285,000 of these notes agreed to convert into common stock of the Company at $0.35 per share, leaving a balance of $1,250,000 of these 15% notes outstanding.

In connection with the issuance of the 15% notes in May 2004, we also issued to the lenders five year warrants entitling them to purchase 4,384,286 shares of our common stock at an exercise price of $0.35 per share, subject to anti-dilution provisions. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for $.01 each on 60 days prior written notice (subject to the holders' right to exercise) if all of the following conditions are met:

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

The Company has renegotiated the terms of the remaining $1,250,000 of 15% notes and accrued interest that were due in May 2005. In January 2005, we amended and restated the 15% notes to (a) eliminate the requirements to prepay the 15% notes out of proceeds of our recently completed public offering, and (b) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we issued to the remaining note-holders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share (subject to anti-dilution provisions), agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and granted certain "cashless" exercise rights in such warrants. The Company also has the option to give the note holders the right to convert to common stock of the Company at $0.35 per share and the note holders have sixty (60) days to decide whether or not to convert. The Company also agreed to file a registration statement no later than February 11, 2005 to register shares underlying the new warrants, the original warrants, and the potential conversion of the revised notes (a total of 9,750,025 shares of common stock). This registration statement was declared effective by the Securities and Exchange Commission on March 8, 2005. It included the shares underlying the original and new warrants. As of June 30, 2005, the Company has not registered the shares underlying the potential conversion of these notes. The Company has accrued the applicable penalty as of June 30, 2005 and is in the process of preparing a registration statement to include the shares underlying potential conversion.

In conjunction with the renegotiation of the terms of the 15% notes, the Company renegotiated the Strategic Development Partners agreement under which the Company issued and sold to SD Partners for $1,125 a total of 1,125,000 shares of common stock and also issued five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions. In addition, the Company agreed to register all of these shares by February 11, 2005 in the registration statement to be filed under the Great Court Agreement, which registration statement was declared effective on March 8, 2005. Finally the Company agreed to pay SD Partners a fee of $125,000.

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

In May 2005, the Company completed the private sale of 100,000 common shares at $0.40 per share.

As of June 30, 2005 we had cash and cash equivalents of $3,958,673 as compared to $1,216,668 as of June 30, 2004. Working capital deficiency at June 30, 2005 was $(2,584,905) as compared to a working capital deficiency of $(3,186,667) at June 30, 2004. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with raising equity and interim financing, costs to build-up infrastructure consisting of computer hardware and software, increased staffing, inventory and new product development. Cash inflows exceeded cash outflows and cash on hand increased by $1,271,331 during the nine months ended June 30, 2005 due to debt and equity financing. In addition, the Company had $1,395,485 in cash accounts restricted for use in settling magnetic stripe tickets issued as of June 30, 2005.

We hope to raise an additional $6 million to $9 million of debt or equity to meet our ongoing working capital requirements in fiscal 2005 and 2006, including the financing of the production of an adequate inventory of tickets as well as marketing initiatives needed to support our growth strategy. We cannot assure you that financing, whether debt or equity, will be available to us or, if available, that it can be obtained on terms satisfactory to us. We do not have any commitments for material expenditures over either the near or long term.

In July 2005, the Company elected not to participate in the 2005 holiday season retail inventory replenishment. While the 2004 retail launch provided broad visibility for our experience products, we believe the cost of another large (contingent sale based) retail inventory roll-out at this time would exceed the benefit. For the near term, the Company will focus on its core corporate premium incentive and promotion channel. We will maintain our relationship with Incomm with a focus toward using retail channels for specific corporate client promotions with smaller, controlled inventory quantities.

To grow the core corporate channel we will target Fortune 1,000 employee/affiliate incentives programs, customer acquisition/retention promotions, gift with purchase campaigns and loyalty points/reward programs. We hope to create co-branded specialty tickets with leading manufacturers and marketing brands. We plan to continue to develop new products and enhance the existing portfolio with technology innovations. Finally we will pursue cooperative marketing and reseller agreements for the family of Utix experience tickets. We cannot assure you that these initiatives will be successful.

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

For retail tickets, we recognize both revenues and costs of sales at the time of redemption. We also recognize revenues on unredeemed retail tickets after the consumers' ability to use the ticket expires (ten months for golf and spa and three months for movie).

OPTIONS AND WARRANTS

As of August 19, 2005, we had outstanding 36,197,586 options and warrants. The exercise price of the exercisable warrants and options range from $0.001 to $0.55 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $11,139,863.

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and have a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have undertaken a number of initiatives to address this issue. Since September 30, 2004, we have raised $2.2 million through the sale of common stock at $0.45 per share. Additionally, subsequent to September 30, 2004, notes payable of $1,775,000 has been converted to equity, $2,125,000 have been extended into fiscal 2006, and $170,000 has been repaid. In three months ended March 31, 2005, we raised $1.6 million through the sale of a three year, 5% convertible note, $645,000 through the sale of 1,612,500 common shares at $0.40 per share, and $19,485 through the sale of 43,300 common shares at $0.45 per share. These funds are being used to meet ongoing working capital requirements in 2005. We are also seeking and are in need of additional financing in order to meet our working capital requirements for the next three to 12 months. We cannot assure you that financing, whether debt or equity, will be available to us or, if available, that it can be obtained on terms satisfactory to us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. Pro forma disclosure will no longer be an alternative.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on October 1, 2005. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations.


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


Item 3.  CONTROLS AND PROCEDURES.

The Company has instituted controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) during the period covered by this report that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a list of our securities that have been sold or issued by us during the quarter ended June 30, 2005. Each of these securities was sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

In May 2005, we entered into a private placement with an existing shareholder of the Company. Pursuant to the private placement, we issued 100,000 shares of common stock at $0.40 per share. All such shares were issued for cash and were issued in reliance upon certain exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $40,000. The Company paid no underwriting discounts or commissions

In June 2005, an existing shareholder exercised his warrants to purchase 10,000 common shares at $0.001 per share. All such shares were issued for $10 cash and were issued in reliance upon certain exemptions from registration under the Securities Act of 1933.

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Utix Group, Inc. Annual Meeting of Stockholders was held on Aug 8, 2005. The following proposals were adopted:

o Proposal No. 1: To adopt an amendment to the By-Laws of Utix Group, Inc. to divide the board of Directors into three classes based on their terms of office.

         FOR               13,667,856 or 67.1%
         AGAINST           1,172,955 or 5.9%
         ABSTAIN           5,540,485 or 27.1%

o Proposal No. 2: To elect Anthony Roth and Jon Adams as Class I Directors; Charles Lieppe and Gerald Roth as Class II Directors; and Robert Corliss and Robert Powers as Class III Directors:

                                    FOR                       WITHHELD
         Anthony Roth               19,818,341 or 97.3%       562,945 or 2.7%
         Jonathan Adams             19,961,198 or 98%         420,088 or 2.0%
         Charles Lieppe             19,961,198 or 98%         420,088 or 2.0%
         Gerald Roth                19,818,341 or 97.3%       562,945 or 2.7%
         Robert Corliss             19,961,198 or 98%         420,088 or 2.0%
         Robert Powers              19,961,198 or 98%         420,088 or 2.0%

o Proposal No. 3: To adopt an amendment to the Utix Group, Inc. 2003 Stock option plan to increase the number of shares by 2,600,000.

         FOR               13,639,829 or 67.0%

         AGAINST           1,200,947 or 5.9%
         ABSTAIN           5,540,510 or 27.1%

o Proposal No. 4: To ratify and approve the appointment of the accounting firm of Vitale, Caturano & Company, Ltd. To serve as the Company's independent public accountants for the fiscal year ending September 30, 2005.

         FOR               19,960,428 or 98.0%
         AGAINST           420,857 or 2.0%
         ABSTAIN           1 or 0%

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS


31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350

--------------------------------------------------------------------------------

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

                                             UTIX GROUP, INC.
                                             -----------------------------------
                                             (Registrant)

Date:  August 19, 2005                /s/ Anthony G. Roth
                                      ------------------------------------------
                                             Name:  Anthony G. Roth
                                             Title:  Chief Executive Officer
                                             and Interim Chief Financial Officer