Form 10KSB
period 2005-09-30
UTIX GROUP INC
filed 2006-01-13
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                             COMMISSION FILE NUMBER
                                UTIX GROUP, INC.
               (EXACT NAME OF issuer AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                75-2340624
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or organization)
7 New England Executive Park, Suite 610,                  01803
          Burlington, MA 01803                          (Zip Code)
(Address of principal executive offices)
       (Address of principal executive offices)

                                  781-229-2589
                           (Issuer's telephone number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X] The issuer's revenues for the fiscal year ended September 30, 2005 were $6,901,494. As of December 7, 2005 there were 37,263,467 outstanding shares of common stock, par value $0.001 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on December 15, 2005 based on the closing price of the common stock as quoted by the Over-the-Counter Bulletin Board on December 2, 2005 was $4,016,048, based on a price of $0.13 per share. The Company was listed on the Over-the-Counter Bulletin Board on December 10, 2004.

Transitional Small Business Disclosure Format: YES [ ] NO [X]
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Table of Contents
--------------------------------------------------------------------------------

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

EX - 23.1 (Consent of auditors)

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

                                     PART I

ITEM 1.  BUSINESS
         --------

INTRODUCTION

Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets to corporations that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as an 18-hole round of golf, a day of skiing, 4 strings of bowling, one-hour Swedish massage, or 2 adult admissions to a movie) at one of numerous participating locations nationwide. For example, by paying a uniform price for a Utix Golf Ticket, the gift giver enables the gift recipient to enjoy a round of golf at any one of nearly 2,000 participating golf courses, regardless of the variation in prices charged by an individual golf course. In addition to our current golf, ski, spa, bowling and movie prepaid tickets, we intend to capitalize on our enabling magnetic strip payment technology platform by offering an array of prepaid gift tickets redeemable for specific lifestyle experiences.

For approximately 20 years, Utix Group, Inc. (formerly Corporate Sports Incentives) supplied prepaid plastic golf and ski gift tickets to corporations, redeemable at participating courses and mountains. Our participating courses and mountains invoiced us for tickets redeemed and we paid them via check. Through 2002, the Company was a premium gift, incentive and consumer reward company that successfully marketed its line of proprietary plastic ski and golf gift tickets to Fortune 1000 companies, generating annual revenues of $1.5 to $2 million.

Commencing in 2003 we expanded our management team and are now doing business as Utix Group, Inc. We have taken steps to significantly expand the scope of our business and to begin to establish Utix as the premier provider of prepaid lifestyle experiences in the sports, recreation, leisure, and entertainment arenas:

    o We have been named an official ticket and card products issuer by Discover, the largest proprietary payment network in the U.S.

    o Through our software technology and $6 billion per year processing partner, WildCard Systems, Inc., we launched our proprietary magnetic strip ticket products in June 2004.

    o These magnetic strip tickets can be automatically activated for given lifestyle or recreation experience, are authorized by swiping through the venue's credit card reader and payment is remitted electronically to the venue via the Discover merchant payment network system.

    o Thus, our participating venues now benefit from faster and more efficient payment processing

    o   We have invested in staffing, computer hardware and software.

    o As a result, the Company now has the infrastructure for a much more scaleable business. Whereas, in the past the Company issued nearly 60,000 tickets annually for primarily golf and ski usage, since the introduction of the magnetic products the Company has issued over 760,000 tickets, primarily consisting of movie, golf and ski.

We believe that, in conjunction with WildCard Systems, we have developed a business model and proprietary technology that uniquely identifies and segments merchants and specific lifestyle experiences which will enable us to offer an array of prepaid experiences. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit system able to offer prepaid gift tickets redeemable for specific lifestyle experiences of varying prices at a number of designated venues nationwide. Further, these partnerships have given the Company credibility in the marketplace.

We currently offer our products through distinct distribution channels:

    o Sales of prepaid magnetic strip and manual plastic gift tickets to corporations and other business users for gifting, reward, loyalty and incentive, a business we have conducted for approximately 18 years; and

    o Sales of prepaid magnetic strip gift tickets to corporations in support of large customer acquisition, customer retention and gift with purchase promotional marketing programs.

    o Sales of prepaid magnetic strip gift tickets direct to small businesses and consumers who purchase our products via our website, www.utix.com, for traditional gifting and incentive/rewards.

    o Sales of prepaid magnetic strip gift tickets at third party retail locations via an activation integrator.

In all distribution channels, recipients are given the opportunity to enjoy, on one occasion only, such activities as 18 holes of golf at one of nearly 2,000 participating golf courses, a one-day ski or snowboard lift ticket at one of close to 200 mountains, or 2 games of bowling (including shoe rental) each for 2 people at one of over 2,200 bowling centers. We also offer a gift ticket that provides a one-hour massage at one of approximately 1,000 spas or provides two admission tickets to over 6,700 movie theaters. Since we pay the golf courses, ski resorts or other venues their full published list prices on the day that each gift ticket is used, there are no blackout dates or restricted access to the chosen facility associated with any of our gift tickets, and users are treated as full paying guests at all locations.

We test-marketed our gift tickets in 2003 and entered the retail market in 2004. In the second half of calendar year 2004, we entered into consignment sale placement arrangements with national food, drug, mass and specialty retail chains. The integration of these various point of sale systems is being facilitated by Interactive Communication International Inc. ("InComm"). InComm, with headquarters in Atlanta, Georgia, develops electronic point of sale activation technology which it has deployed to more than 50,000 retail locations. InComm provides the activation link from the point of sales to our ticket processor, Wildcard Systems, and physically distributes and sets up for the sale of prepaid gift products to the retail outlets.

While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to defer any further significant investment in the retail channel. We will maintain our relationship with Incomm with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us, we will be able to take advantage of the retail capabilities that we have validated in 2004 and 2005.

To grow our core corporate channels, we plan to target Fortune 1000 employee/affiliate incentives programs, customer acquisition/retention promotions, gift with purchase campaigns and loyalty points/reward programs. We further recognize the value of tapping into partner distribution channels and have begun to aggressively pursue reseller and major distribution agreements with stored value gift card providers and leading promotional and marketing companies.


We look forward to creating co-branded specialty tickets with leading marketing brands and various movie studio film releases. By leveraging our new strategic alliances with the National Golf Course Owners Association, and also with PMG (the Promotion Management Group), provider of major motion picture studio in-theater promotions, we will endeavor to create new sales opportunities as well as enhance our portfolio of participating venues. We also plan to continue to development new products and enhance the existing portfolio with technology innovations.


In order to meet on-going working capital requirements and execute on our growth strategy, Utix will require approximately $5 - 9 million in financing. These funds are necessary to implement the marketing and sales strategy, to maintain required escrow levels (as per contractual obligations with Discover), to enable new product development and innovations, reduce debt and to provide the working capital necessary to sustain the company over these critical next 12 - 18 months.

Our headquarters are located at 7 New England Executive Park, Suite 610, Burlington, MA 01803, and our telephone number is 800-627-7547. Our website can be accessed at www.utix.com.


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

Corporate Sports was founded in 1986 as a premium gift, incentive and consumer reward company and has successfully marketed a proprietary line of plastic gift tickets to Fortune 1000 companies. Prior to its recent expansion, Corporate Sports' two founding stockholders operated a relatively small ($1.5 million to $2.0 million in average annual revenues) and profitable

(10% to 18% average earnings, before executive salaries, fees and bonuses) entrepreneurial business and enjoyed long-standing customer retention with its corporate clients and venues. The Company now operates as Utix Group, Inc.

CORPORATE BUSINESS

We sell to our corporate clients Utix Golf, Ski, Spa or Movie plastic gift tickets for distribution to their employees and customers, as well as to the employees of other companies with which they do business. Each gift ticket type provides the user with one admission to a variety of entertainment venues, including close to 2,000 golf courses in all 50 States, Mexico and the Caribbean, nearly 200 ski (and snowboard) mountain resorts throughout North America, 1,000 spas, 2,200 bowling centers and 6,700 movie theaters in the United States. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by paying a uniform price for a Utix Golf Ticket, the gift giver enables the gift recipient to enjoy a round of golf at any one of 2,000 participating golf courses, regardless of the variation in prices charged by an individual golf course. Therefore, our gift tickets do not have a specified dollar value tied to them, but instead designate a particular experience. Our corporate clients have included American Express, SBC, Bank One, Carlson Marketing Group, Discover Financial, Frequency Marketing (a Verizon program), Dr Pepper, Citigroup, Hewlett Packard, Nestle and Pepsi Cola. Five of our customers accounted for approximately 40% of our fiscal 2004 sales. Many incentive and reward programs have run continuously for over five years. In October 2004, we initiated a large promotional contract with SBC accounted for 74% of total sales in fiscal 2005.

We believe we are distinct from other prepaid discount promotional offerings in that our Utix member golf courses, ski resorts and other venues are paid their full published list prices on the day the gift ticket is used, rather than a negotiated discount price. As a result, Utix ticket holders are able to enjoy many venues that are unavailable to discount oriented programs, and a first-class sport, leisure or entertainment experience with no blackouts or restrictions. Rates at some participating upscale golf courses and spas exceed our standard ticket prices, our corporate customers may purchase one or more upgrades at initial point of sale in order to allow ticket recipients access to such locations. In addition the ticket recipients may opt to upgrade their tickets to a higher level; this can be done easily over the phone or online.

We produce and fulfill client requests for corporate tickets with packaging containing the client's corporate logo, the expiration date and other requested information. Ticket holders can easily identify where the tickets may be used by viewing a directory included to each ticket fulfillment or accessing our website, or by calling our customer service department. Use of the tickets is limited to approximately ten months from issuance, except for movie which has three and six month expiration options. As a ticket approaches its expiration date, at the user's request, we will exchange the ticket for a new ticket for a $5.00 fee. Approximately 10% to 12% of our corporate gift tickets are returned for exchange. In addition, in fiscal 2005, approximately 34% of our corporate tickets were subject to "breakage," which means that they were never used and not returned for exchange.

Our corporate tickets are primarily magnetic strip, however the ski product and some corporate programs are still manual. (The ski product will be available in magnetic strip form in October 2006.) When the user presents a manual ticket at the desired venue, the operator of the venue cuts each ticket in half and mails it back to us together with an invoice billing us for the use of the venue, which we normally pay within ten (10) days of receipt.

RETAIL BUSINESS

Our retail gift ticket program was new in 2004 and has been coordinated with WildCard Systems, Discover and InComm, and enables retailers to activate our tickets at the cash register in exchange for payment. Like our corporate business, each gift ticket type provides the user with one admission to a variety of entertainment venues, including nearly 2,000 golf courses in all 50 States, Mexico and the Caribbean, 1,000 spas and 6,700 movie theaters in the United States. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded retail tickets will permit users to enjoy a specific one-time experience (such as golf or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by paying a uniform price for a Utix Golf Ticket ($49.99 suggested retail price), the gift giver enables the gift recipient to enjoy a round of golf at any one of nearly 2,000 participating golf courses, regardless of the variation in prices charged by an individual golf course. Therefore, our gift tickets do not have a specified dollar value tied to them, but instead designate a particular experience. Retail customers can easily identify where the tickets may be used by viewing a directory attached to each ticket package or accessing our website, or by calling the customer service department. Based on our proprietary magnetic strip technology, when the ticket is redeemed at the golf course or other venue by the user, the venue will be paid their full published list price for the services they deliver. We believe that the key benefit to retailers is that there is no inventory or slippage cost associated with offering our tickets as they are not activated until checkout. With redemption on the Discover network, the venue is able to realize its full settlement automatically, within about 3 business days.

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

While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to defer any further investment in the retail channel. Accordingly, revenues from retail sales are likely to decline in 2006. We will, however, maintain our relationship with Incomm with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us, we will be able to take advantage of the retail capabilities that we validated in late 2004 and in 2005.


OPERATIONS

We have been named an official ticket issuer by Discover Financial Services and have executed an exclusive partnering agreement with WildCard Systems, Inc., one of the leading credit card processors, for ticket development and processing. As part of our multi-year contract with Discover Financial Services, we have received a commitment for minimum ticket purchases totaling $500,000 for the first two years for use in Discover's promotional activities. Other than granting to Discover a volume discount, we treat Discover like any other retailer from which we collect our gross margin and breakage percentages.

Our technology partner, Wildcard Systems, has worked with us to enhance the proprietary software and processing and magnetic strip technology to enable each of our subscribing venues to charge its regular price to ticket users for the lifestyle experiences they provide and seamlessly receive immediate payment under the Discover payment network. We have entered into a contract with InComm to act as integrator for retail sales activity.

We presently outsource the production of our products, consisting of plastic ticket cards, directories, packaging components. Although we have arrangements with specified vendors, there are other vendors that can provide the same services at competitive prices. WildCard Systems oversees the ticket manufacturing. We order directories through standard quote and purchase order arrangements on an as-needed, per unit basis. We order the assembly and shipping of our retail products on an as-needed, per unit basis. We also outsource the fulfillment of larger corporate programs on an as-needed, per unit basis. As a result of this outsourcing strategy, to date we have been able to keep our in-house costs low. Order processing, tracking, fulfillment and customization for corporate sales is completed in-house and managed internally.

We have created a finance/accounting department capable of meeting public reporting requirements and of supporting a high growth strategy, while upgrading our IT infrastructure, replacing all computer hardware and upgrading internet throughput. By building a venue relations department dedicated to acquisition, retention, education, tracking of fee schedules, and database management of participating venues, we created an even stronger barrier of entry. We continue to enhance our financial and operating systems to interface effectively with Wildcard Systems and to strengthen our infrastructure by adding dedicated customer service staff and in-house systems development capabilities.

We have developed new venue relations database software which has provided significant improvements in the areas of rate, communications and prospect tracking as well as on-line and printed directory production. In addition, we have developed an in-house customer service tracking system. Integrated reporting and query abilities have also been incorporated into these systems,

Also in the fall of 2004, Utix launched an on-line shopping cart on its web site (www.utix.com). The web-site is continually updated with a searchable, on-line directory of participating venues. The site also provides customers with descriptions of product offerings, usage and return/exchange instructions, as well as, access to information regarding the level and expiration date of a given ticket number.


STRATEGIC GOALS

Our principal strategic goals are to establish Utix prepaid experience tickets as the next generation of prepaid products, thereby increasing our revenues and profits. We intend to achieve this objective in our core corporate and consumer driven sales channels, both of which we support through common processing methods. We specifically intend to generate high volume, recurring sales revenue by:

    o Building a footprint in the leisure and entertainment gift and incentive industry with our experience based ticket products;

    o increasing the number of corporations, marketing & affinity companies, promotional agencies, member reward organizations and related business clients subscribing to our products and services;

    o executing distribution agreements with resellers, licensing arrangements and cobrand partnerships; and,

    o building nationwide brand acceptance through mass marketing and co-branding of our products through leading corporate and consumer marketing promotions and gift with purchase campaigns.

We plan to utilize a national public relations firm to generate video and written news releases to educate consumers about our product and coordinate promotional event marketing. Our marketing efforts will primarily involve print media coverage, PR event and cooperative marketing with lead partners. In addition, we are working with movie studios, promotion agencies and corporate clients to create specific consumer call-to-action and customer acquisition programs using custom Utix movie tickets.

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

    o over the past twenty years we have maintained a corporate ticket business with nationwide venue coverage and earned an excellent reputation for our products and services with a number of large Fortune 1000 companies that have been repeat customers for many years;

    o we believe our experience-based family of products support emerging industry trends toward "cashless" rewards and incentives

THE INDUSTRY

Sales of worldwide prepaid gift cards are projected to be nearly $70 billion in 2005, up 26% over a year ago, according to First Annapolis Consulting of Maryland, an advisory firm and a leading consultant in the prepaid card industry.

The vast majority of cards being sold are issued by retailers, but bank-issued cards are rapidly gaining in popularity because they can be used so many places. (Exceptions include online and phone airline ticket purchases and reservations for hotel and rental cars) Pre-paid cards are expected to account for 20% of all net retail sales during the upcoming quarter and are expected to represent 10% of all retail sales in 2006 according to First Annapolis.

Videostore chain Blockbuster is credited with introducing the first gift card in 1996, a mere nine years ago. Gift card sales have exploded since, hitting $45 billion last year and forecast to grow to $89 billion in 2007, according to Tower Group.

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

Many retailers began creating stored value products as proprietary card programs through their merchant processors. First Data Systems, the nation's largest card processor, was among the first to pioneer this effort. Successful examples include the Blockbuster Video, Home Depot and Starbucks gift card products. Incomm, based in Atlanta, GA., is a new retail transaction provider in the industry working to enable retailers to activate gift cards at their point-of-sale (POS). Incomm has focused their enabling strategy on drug, grocery and convenience store chains. Presently, thousands of these targeted retail store fronts are selling gift cards in special retail racks and enabling the retailers to activate these cards at POS.

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

First Annapolis reported that the gift card $70 billion total represented 35% of all prepaid card volume. Following behind were payroll cards ($61.6 billion) and prepaid phone cards ($35 billion), with cash access cards, government payments and college campus prepaid products rounding out the list.

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


OUR PRODUCTS AND SERVICES

We currently offer five product groups with a variety of lifestyle tickets options and are developing additional lifestyle branded products. Our product offerings consist of:

Recreation Products

    Utix Golf Tickets                  Useable at close to 2,000 golf courses in
                                       all 50 states, the Caribbean and Mexico

    SwingPack                          SwingPack includes a gift box with golf
                                       balls and tickets

    Utix Ski and Snowboard Tickets     Useable at over 200 mountains in the U.S.
                                       and Canada

    Utix Bowling Ticket                Launching in October 2005 with
                                       approximately 2,200 locations in all 50
                                       states

Leisure

    Utix Spa Ticket                    Launched in May 2004 with approximately
                                       1,000 locations in 48 states

    Utix Movie Ticket                  Launched in the Summer of 2004. Useable
                                       at over 6,700 movie theaters.

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

We selected WildCard as our technology and transaction processing partner for the rollout of our magnetic strip ticket platform for a variety of reasons, the most important being WildCard's commitment to build our proprietary technology and software. WildCard has allocated resources for its proprietary technology and infrastructure costs to launch our new line of retail gift tickets. Furthermore, as a result of our relationship with WildCard, we were authorized as an official issuer for Discover Financial Services as of January 2004. Discover has also allocated meaningful co-marketing resources and monies toward the launch efforts and venue relations management.

Other prepaid credit or gift cards for one-time use are limited in that the amount charged on the card by the user must correspond to the credited amount prepaid on the card. In contrast, the WildCard/Utix proprietary software, processing and magnetic strip enables the retailer selling our Utix Tickets(TM) to activate the ticket by swiping it though a standard credit card reader as well as our order processing staff to automatically activate tickets for corporate clients. Simultaneously, this technology permits all of the nationwide venues (e.g., golf course or spas) in our program charging a variety of list prices for their green's fees and other charges, to swipe the ticket when it is presented by the consumer and receive immediate payment and credit under the Discover payment network. At such time as the ticket is redeemed by the user at the designated venue, the Discover payment system remits payment electronically to the venue. These financial and technology partnerships have made our tickets scalable in a dramatic fashion for the first time in our history.

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

Under the terms of our agreements, WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, customer service (via interactive voice recognition, live agent support, and web site), data tracking and daily reporting. WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50 depending on the services provided and new subprogram set-up fees. Wildcard also receives additional consideration in the form of 2.25% of magnetic strip ticket redemption cost. Discover provides a flexible payment system at the merchant level. Discover is paid a license fee of $0.135 per ticket number, a redemption charge of $0.075 for each ticket authorized for settlement by its payment network and annual fee per product category (i.e., golf, spa, etc.).


STAFFING

As of the date of this filing, we employed 20 persons, 15 full-time and 3 part-time, including our executive officers. None of our employees is represented by a labor union. All key employees are required to sign confidentiality and non-compete agreements.

Our sales and marketing staff consists of two full-time sales executives and approximately fifteen broker and agency relationships. We have experienced considerable turnover in the sales staff over the past twelve months and will need to rebuild and continue to strengthen the sales force going forward.

Venue relations and database management has three dedicated employees and utilizes outsourced telemarketing support. Rate information, contact data, and general location information for over 10,000 individual locations is maintained by Utix operations.

Customer service for ticket recipients is primarily outsourced to WildCard Systems, Inc. The Company does have one full-time staff position dedicated to customer service. In addition, order processing and venue relations staff also provides customer service as needed.

IT, finance and order processing is currently overseen by a V.P. of Finance and Operations with two full-time and three part-time accountants and a manager of IT applications.

Production and fulfillment is currently overseen by an operations manager with one fulfillment manager. We have contracted an outsource agent, Fulfillment America, to assist with large volume and custom program fulfillment projects, as required.

Marketing coordination is being managed by one full-time V.P., and a marketing associate, with supervision of multiple graphic, communications and brand specialty outsource agencies.


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

We incurred losses in fiscal 2002, 2003, 2004 and 2005 of $403,490, $1,095,907,
$3,824,970 and $9,960,585, respectively. As of September 30, 2005, we had a working capital deficit of $3,919,868 and a total stockholders' deficit of $5,202,908. We may not be able to generate profits in fiscal 2006 or thereafter and may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased.

Our ability to meet our strategic goals will depend directly upon our ability to raise a minimum of approximately $7.0 million to $9.0 million of debt or equity financing over the next three to twelve months. We will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transaction. This may be as much as one year from the point of sale, because our current arrangement with our credit card processor, Discover, requires consumer payments to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue. Although we are actively seeking such financing, if it is not available or obtainable on reasonable terms, our investors may lose a substantial portion or all of their investment and our business may fail. If we are unable to obtain financing on a timely basis, we may have to abandon our efforts to penetrate the retail market, lay off approximately one-half of our staff and only continue our corporate business.

Our auditors have included an explanatory paragraph in their report for the years ended September 30, 2005 and 2004 indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this filing do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, investors may lose their entire investment in our common stock.

Our future success is dependent on having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose the services of Anthony G. Roth, our President, Chief Executive Officer, or Charles Lieppe, the Co-Chairman of our Board of Directors, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees.

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

Our projected 2006 retail placements for our magnetic strip gift tickets programs are subject to unanticipated delays, expenses or technical or other problems, including the possibility of insufficient financing to enable us to complete the purchase of necessary inventories. Our success may depend upon the timely introduction of our products into the retail mass merchandising marketplace. If we are unable to effect adequate delivery of our ticket products, our projected revenue may be delayed. Additionally, our inability to meet our promised rollout target dates, such as Fathers' Day and the 2006 winter holiday season, could cause the retailers with whom we have contracts to terminate such arrangements or refuse to offer our products in future years.

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


ITEM 2.  PROPERTIES
         ----------

Our principal executive office is located in approximately 6,000 square feet of rented space located at 7 New England Executive Park, Suite 610, Burlington, Massachusetts. The monthly rental payment on that lease is approximately $10,939. We recently concluded the approximately $4,000 per month in rent under a five-year lease with an unaffiliated third party that commenced in September 2000 for our former headquarters on 170 Cambridge St.


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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

On December 10, 2004, NASD notified the Company that it had approved our request for an unpriced quotation on the OTC Bulletin Board for Utix Group, Inc. common stock. The Company trades under the symbol UTXG.OB.

         Record Holders
         --------------

The number of holders of record of our common stock as of December 31, 2005 was 1,096.

         Recent Sales of Unregistered Securities
         ---------------------------------------

None.

         Dividend Policy
         ---------------

The Company has never paid a dividend and no future dividends are contemplated.

         Equity Compensation Plan Information
         ------------------------------------

The following table summarizes outstanding options under our 2003 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan as of September 30, 2005.

                                                                                     NUMBER OF SECURITIES
                              NUMBER OF SECURITIES TO       WEIGHTED AVERAGE        REMAINING AVAILABLE FOR
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF           FUTURE ISSUANCE
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
PLAN CATEGORY                           (a)                        (b)                        (c)
Equity compensation plans          7,677,000 (1)                  $0.39                  4,923,000 (2)
approved by stockholders

Equity compensation                      N/A                        N/A                        0
plans not approved by
stockholders

(1) Represents options approved by the Board of Directors and issued as of September 30, 2005 under the 2003 Stock Option Plan.

(2) Represents available options for future issuance under the 2003 Stock Option Plan.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Historically our business activities were conducted through our subsidiary Corporate Sports Incentives, Inc., as reflected in our consolidated financial information.

Our independent auditors have expressed in their audit opinion for fiscal year 2005 that there is substantial doubt that we can continue as a going concern given that we have suffered recurring losses from operations, a net working capital deficiency and a net stockholders' deficit.

RESULTS OF OPERATIONS

FISCAL YEAR 2005, AS COMPARED WITH FISCAL YEAR 2004

Our loss for the year ended September 30, 2005 was $9,960,585. This compares to a loss of $3,824,970 for the year ended September 30, 2004, an increase in loss of $6,135,615 or 260%. The increase in the loss was attributable to approximately $3 million in non-cash operating, interest and other expenses associated with warrant and option issuances, high expenses related to a large redemption only contract, $1.0 million in inventory provisions and fixed assets write-downs, and increased staffing, facilities and marketing costs. We expect continuing losses until we significantly penetrate our targeted sales channels and build a sustainable recurring revenue stream.

Net revenues for the twelve months ended September 30, 2005 were $6,901,494 from gift ticket sales as compared to $2,264,862 in revenues for the twelve months ended September 30, 2004, an increase of $4,636,632, or 305%. The increase was primarily attributable to the new movie product, which was launched late in September 2004. Utix won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. Over 700,000 tickets were shipped for this promotional program and approximately 279,000 were redeemed as of September 30, 2005 resulting in earned revenues from movie tickets of approximately $5.1 million, or 74% of the total revenue for the year to date.

Gross profit (loss) for the year ended September 30, 2005 was $(712,009), or
(10)% of revenues, as compared to $892,552, or 39% of revenues, for the year ended September 30, 2004. The shortfall in gross profit was attributable to a $1.7 million loss incurred on the cost-plus, redemption only movie contract described above, as well as, an $872,682 inventory reserve associated with low sell through at retail and obsolete packaging. The redemption only contract was a one-time event in which the program yielded redemption rate of 40% as compared to the 72% historical norm for the Company's products. Given that the contract was structured such that revenue could only be earned on redeemed tickets, the Company sustained a significant loss. With the exception of a few grandfathered contracts, the Company no longer offers cost-plus, redemption-only contracts to its customers.

Total operating expenses for the year ended September 30, 2005 were $6,506,796 as compared to $4,239,308 for the year ended September 30, 2004. The increase in operating expenses was $2,267,488. Non-cash operating expenses, associated with warrants issued for services, represented approximately $710,800 of the increase in operating expenses for the year. The remaining cost increases were attributable to additional staffing, increased marketing and selling activities, new product and brand development, facilities and IT infrastructure upgrades. We increased staffing to as high as 25 during the year but by year end we had reduced the staffing down to 20. We have essentially completed our planned infrastructure spending; however, going forward will need to rebuild the sales team.

Other income and expenses were $(2,741,780) and $(478,214) for the twelve months ended September 30, 2005 and 2004, respectively. The $2,263,566 increase in charges for year was primarily due to the warrant issuance costs associated with debt financing, extension of maturities of certain notes, and related services.


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

Net revenues for the twelve months ended September 30, 2004 were $2,264,862 from gift ticket sales. This compares to $2,311,786 in revenues for the twelve months ended September 30, 2003, which represents a decrease of $46,924, or 2%. The decrease was due to a transition away from the resale of third party products. Revenues from the resale of third party products were $256,465 and $587,643 for the years ended September 30, 2004 and September 30, 2003, respectively. This $331,178 decline in revenues from the resale of third party products was nearly offset by a $284,253, or 16.5% increase in revenues from the sale of our own products. We recognized $2,008,397 in revenues from our manual and magnetic strip products in 2004 as compared to $1,724,144 in 2003 an increase of 16.5%.

Gross profit for the year ended September 30, 2004 was $892,552, or 39% of revenues, as compared to $817,341, or 35% of revenues, for the year ended September 30, 2003. The increase in gross profit was attributable to recognition of breakage, following tickets expiration, on the test retail launch in the fourth quarter of 2004, somewhat offset by the phasing out of third party resale products, one-time costs associated with that test retail launch, and

WildCard and Discover fees associated with sales of magnetic strip tickets beginning in June 2004.

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


GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have commenced discussions to raise additional equity capital with the intention of extinguishing the balance of our notes and meeting our ongoing working capital requirements throughout 2006; however, we have no assurance that sufficient additional capital will be raised.

As of September 30, 2005, our independent auditors continue to express the opinion that there is substantial doubt that we can continue as a going concern.


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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required for product purchase purposes, for product development, penetration of the retail market, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and execute on our strategic plan will depend directly upon our ability to raise a minimum of approximately $7.0 million to $9.0 million of debt or equity financing in the near term. These funds will be used to fund operations, complete projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment card processor, Discover, requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

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

Pursuant to an offer made by the Company in June 2004, the holders of $825,000 principal amount of these 7% and 9% notes agreed to convert their notes and accrued interest into an aggregate of 2,357,143 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement, the effective date of which was September 8, 2004, and $70,000 of these notes has been repaid. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase our common stock from $0.52 to $0.35 and increase the number of shares that could be purchased from 909,869 to 1,342,857. In addition, $70,000 has been repaid. Furthermore, pursuant to an offer made by the Company in June 2004, four of the holders of the notes issued in November 2003 aggregating $300,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these four note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $112,500 of these notes agreed to extend the maturity date to November 30, 2005, and the Company agreed to grant 321,429 five-year warrants to purchase common stock of the Company at $0.35 per share. The Company has negotiated the extension of the other three loans totaling $187,500 on the same terms as the holder of $112,500 extended his note, thus issuing 535,715 five-year warrants to purchase common stock of the Company at $0.35 per share in exchange for the extension. The remaining $100,000 has been converted to a demand note, $50,000 of which is payable upon the next $500,000 equity raise, and the remaining $50,000 is payable upon the next $500,000 equity raise.

As part of our fund raising efforts, in February 2004 we borrowed an additional $350,000 from three persons, including certain principal stockholders. Such loans are also evidenced by our 7% notes due and payable on November 30, 2004, a date subsequently extended to November 30, 2005. We also issued to the lenders five year warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share, subject to anti-dilution provisions. We have the right to repurchase such warrants for $.01 each on 30 days prior written notice (subject to the holders right to exercise) if all of the following conditions are met:

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

Pursuant to an agreement in June 2004, two of the note holders aggregating $250,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these two note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $150,000 of these loans agreed to extend the loans to November 30, 2005 and in return the Company would grant 428,571 five-year warrants convertible to common stock of the company at $0.35 per share. The Company has also negotiated an extension of $100,000 of these notes on the same terms as agreed to with the holder of $150,000 of these notes, receiving 285,714 five-year warrants convertible to common stock of the company at $0.35 per share. The remaining $100,000 in loans has been repaid.

Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, which were due December 31, 2004. The notes bore interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes were subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes were secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate his or her right to payment under the 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes had a provision that required the prior written consent of at least a majority of the lenders before we could (1) make loans, except loans or advances made in the ordinary course of business, and (2) issue, incur or assume any indebtedness, nor become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $460,000 aggregate principal amount of these 10% notes converted their notes plus accrued interest into an aggregate of 1,362,619 shares of our common stock at a conversion price of $0.35 per share following effectiveness of our registration statement, the effective date of which was September 8, 2004.

In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to eleven persons, some of whom are current shareholders of the Company. The notes were originally due in May 2005 and bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. The notes are secured by a priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. The holders of $285,000 of these notes converted into common stock of the Company at $0.35 per share, leaving a balance of $1,250,000 of these 15% notes outstanding.

In connection with the issuance of the 15% notes in May 2004, we also issued to the lenders five year warrants entitling them to purchase 4,385,714 shares of our common stock at an exercise price of $0.35 per share, subject to anti-dilution provisions. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for $.01 each on 60 days prior written notice (subject to the holders' right to exercise) if all of the following conditions are met:

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

The Company has renegotiated the terms of the remaining $1,250,000 of 15% notes and accrued interest that were due in May 2005. In January 2005, we amended and restated the 15% notes to (a) eliminate the requirements to prepay the 15% notes out of proceeds of our recently completed public offering, and (b) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we issued to the remaining note-holders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share (subject to anti-dilution provisions), agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and granted certain "cashless" exercise rights in such warrants. The Company also has the option to give the note holders the right to convert to common stock of the Company at $0.35 per share and the note holders have sixty (60) days to decide whether or not to convert. The Company also agreed to file a registration statement no later than February 11, 2005 to register shares underlying the new warrants, the original warrants, and the potential conversion of the revised notes (a total of 9,750,025 shares of common stock). This registration statement was declared effective by the Securities and Exchange Commission on March 8, 2005. It included the shares underlying the original and new warrants. As of June 30, 2005, the Company has not registered the shares underlying the potential conversion of these notes. The Company has accrued the applicable penalty as of September 30, 2005 and will include the shares underlying potential conversion in its next registration statement.

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

In conjunction with the renegotiation of the terms of the 15% notes, the Company renegotiated the Strategic Development Partners agreement under which the Company issued and sold to SD Partners for $1,125 a total of 1,125,000 shares of common stock and also issued five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions. In addition, the Company agreed to register all of these shares by February 11, 2005 in the registration statement to be filed under the Great Court Agreement, which registration statement was declared effective on March 8, 2005. The shares underlying the original and new warrants were registered. The shares underlying the potential conversion of these notes have not been registered and we have accrued the applicable penalty. Finally the Company agreed to pay SD Partners a fee of $125,000.

In August 2004, the Company issued $430,000 of notes with interest at 12% to four individuals, with a sixty (60) day maturity date. The holders of $80,000 of these notes agreed to convert principal and accrued interest into common stock at $0.35 per share. The holder of $250,000 of these notes has agreed to convert $125,000 of principal plus accrued interest into common stock at $0.35 per share and to extend $125,000 of these notes plus accrued interest to December 31, 2005. The remaining $100,000 note is now a demand note, $50,000 of which was repaid in the quarter ending March 31, 2005.

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

In February 2005, we raised $2,100,000 comprised of the sale of 5% convertible notes in the aggregate principal face amounts of $1,600,000 and raised $500,000 through the sale of 1,250,000 shares of our common stock at $0.40 per such share through Laconia Capital Corporation, a registered broker-dealer. The convertible notes are convertible at $0.40 per common share.

In July 2005, the Company issued $1,310,000 of convertible notes to 12 individuals, some of whom are current shareholders of the Company. The convertible notes are convertible at $0.125 per common share. In connection with the issuance of these notes, we also issued to the lenders two year warrants entitling them to purchase 10,480,000 shares of our common stock at an exercise price of $0.125 per share. The notes were originally due on September 18, 2005 and bear interest at the rate of 12% per annum, payable at maturity. In consideration for extending the maturities of these notes, the Company offered each note holder additional interest of 1%. The holders on $810,000 of these notes accepted the offer and have agreed to convert their notes upon the next equity round. As of September 30, 2005, we were in default on $500,000 of these notes and accordingly the interest rate is now at 15% per annum. We repaid $200,000 plus interest in October 2005, leaving a principal balance of $300,000. In December 2005, we issued this note holder additional warrants to purchase 2,400,000 shares of common stock at $0.125.

The Company signed a Purchase Agreement on January 13, 2006 with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P., Pallisades Master Fund LP, Geduld Capital, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 68,312,500 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company offered the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of up to $5,465,000. For each share of Series A Preferred Stock purchased investors will receive five year warrants to purchase 62,500 shares of Common Stock with an exercise price of $0.04 per share. In addition for a period of one year following the closing of the Offering, certain Investors will have the option to purchase up to an additional $2,000,000 of Series A Preferred Stock and Warrants on the same terms and conditions as the Preferred Stock and Warrants issued in this Offering (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock).

The Company has the right to call the Warrants at a price equal to $0.01 per share of Common Stock then purchasable pursuant to the Warrant if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $0.12 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued or (ii) the number of remaining Warrants held by the holders thereof.

The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). In addition to any voting rights provided by law, the Series A Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter on which the Common Stock are entitled to vote. Each holder of Series A Preferred Stock shall be entitled to one vote for each share of Common Stock that would be issuable to such holder upon conversion of all shares of Series A Preferred Stock held by such holder. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $0.02, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering, if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, or if the Company fails to cause the registration statement to be continually effective to allow for all shares covered by such registration statement to be sold, then the Company must pay to each investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 12, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 12, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into shares of Common Stock at the conversion rate of $0.02 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 31,250,000 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders")of the Company's outstanding warrants (the "Original Warrants") as of January 12, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, the Company has agreed to issue an aggregate of 145,000,000 shares of its Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants. As of January 12, 2006, the Company has obtained the consent of all of the Debtholders and Warrantholders as to the terms of the Restructuring.

In addition to the foregoing, the Company issued an aggregate of 3,300,000 shares of Common Stock to certain Debtholders as consideration for certain defaults related to the Company's registration obligations.

The Company does not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company is required to issue pursuant to the terms of the Restructuring or the Offering. The Company intends to promptly after the Restructuring and the closing date of the Offering, take all action necessary to obtain the stockholder approval required to effectuate an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 375,000,000 (the "Amendment") and effectuate a one-for-100 reverse split of the Common Stock (the "Reverse Split"). Upon completion of the Amendment and Reverse Split, the Company will have sufficient authorized shares of Common Stock available to issue, and reserve for issuance, all of the shares of Common Stock required to be issued, or reserved for issuance, pursuant to the Offering and the Restructuring. However, if the Company is not able to obtain the necessary stockholder approval to effectuate the Amendment and Reverse Split, or if there is any delay in obtaining such consent, the Company will not be able to satisfy its obligations under the terms of the Offering and Restructuring which will constitute a default of the terms of the Offering and Restructuring. As of January 13, 2006, the Company is holding all executed documents relating to the Offering in escrow pending delivery of the shares of Series A Preferred Stock and Warrants. If the Company fails to deliver the shares of Series A Preferred Stock and Warrants, the Company will not be able to close the Offering and will not be able to continue as a going concern.

As of September 30, 2005 we had cash, cash equivalents and certificates of deposits of $748,586 as compared to $2,687,342 as of September 30, 2004. Working capital deficiency at September 30, 2005 was $3,919,868 as compared to a working capital deficiency of $2,107,371 at September 30, 2004. The working capital deficiency was primarily attributable to the legal, accounting and other costs associated with raising equity and notes, the building of infrastructure consisting of computer hardware and software, increased staffing, IT integration, a loss contract, inventory obsolescence and reserves for excess inventories, and the development of the retail products. Accounts payable and accrued liabilities decreased $276,143. Cash outflows exceeded cash inflows during the period and decreased cash on hand by $1,938,756 during the year ended September 30, 2005, leaving a cash balance at September 30, 2005 of $748,586. In addition, a $1,155,602 restricted cash balance is held separately for settlement of magnetic stripe tickets issued as of September 30, 2005.

We hope to raise an additional $7 million to $9 million of debt or equity to meet our ongoing working capital requirements in fiscal 2006, including the financing of the production of an adequate inventory of tickets as well as marketing initiatives needed to support our growth strategy. We cannot assure you that financing, whether debt or equity, will be available to us or, if available, that it can be obtained on terms satisfactory to us. We do not have any commitments for material expenditures over either the near or long term.

In July 2005, the Company elected not to participate in the 2005 holiday season retail inventory replenishment. While the 2004 retail launch provided broad visibility for our experience products, we believe the cost of another large (contingent sale based) retail inventory roll-out at this time would exceed the benefit. For the near term, the Company will focus on its core corporate premium incentive and promotion channel. We will maintain our relationship with Incomm with a focus toward using retail channels for specific promotions with smaller, controlled inventory quantities.

To grow the core corporate channel we will target Fortune 1000 employee/affiliate incentives programs, customer acquisition/retention promotions, gift with purchase campaigns and loyalty points/reward programs. We hope to create co-branded specialty tickets with leading manufacturers and marketing brands. We plan to continue to develop new products and enhance the existing portfolio with technology innovations. Finally we will pursue cooperative marketing and reseller agreements for the family of Utix experience tickets. We cannot assure you that these initiatives will be successful.

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

OPTIONS AND WARRANTS

As of December 7, 2005, we had outstanding 37,757,836 options and warrants. The exercise price of the exercisable warrants and options and the conversion price of the convertible notes range from $0.001 to $0.50 per share. If all of the options and warrants are exercised prior to their expiration and the convertible notes are converted prior to their maturity date we will receive aggregate proceeds of $14,268,391.

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

In order to bring the magnetic strip prepaid ticket to the corporate and retail market, the Company has entered into strategic relationships with WildCard Systems, Inc. and Discover. WildCard Systems provides product coding, digital functionality, processing and other services. These services include ticket manufacturing, customer service, interactive voice recognition, live agent requirements and data tracking. WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50 depending on the services provided. Wildcard processing fees, which were charged beginning in June, amounted to $24,100 for the year ended September 30, 2004. Wildcard also receives a revenue share, calculated at 2.25% of all magnetic strip ticket settlement costs. Discover provides a flexible payment rail at the merchant level. They are paid a license fee of $1.35 per ticket and a redemption charge of $0.055 per redeemed ticket. Wildcard and Discover fees were charged beginning in the fourth quarter of fiscal 2004 and amounted to $82,022 for the year ended September 30, 2004. For the twelve months ended September 30, 2005, Wildcard and Discover fees amounted to $689,724 and $249,884, respectively.


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

The provisions of the statement are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company expects to adopt the standard on October 1, 2005. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                       UTIX GROUP, INC. (FORMERLY KNOWN AS
                       CORPORATE SPORTS INCENTIVES, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                     Years Ended September 30, 2005 and 2004




================================================================================


                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm....................   1

Consolidated Financial Statements:

        Consolidated Balance Sheets........................................   2

        Consolidated Statements of Operations..............................   3

        Consolidated Statements of Stockholders' Deficit...................   4

        Consolidated Statements of Cash Flows..............................   5

        Notes to Consolidated Financial Statements......................... 6-33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders of Utix Group, Inc. (formerly known as
Corporate Sports Incentives, Inc.)
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Utix Group, Inc. and subsidiary (formerly known as Corporate Sports Incentives, Inc.) (the Company) (a Delaware corporation) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


VITALE, CATURANO & COMPANY, LTD.

November 23, 2005, (except for Note 1 and Note 15, as to which the date is January 13, 2006)

Boston, Massachusetts

UTIX GROUP, INC. (FORMERLY KNOWN AS CORPORATE SPORTS INCENTIVES, INC.) CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               September 30,
ASSETS                                                                     2005            2004
                                                                       ------------    ------------
Current Assets:
    Cash and cash equivalents                                          $    748,586    $  2,687,342
    Restricted cash                                                       1,155,602         712,975
    Accounts receivable, net                                                  9,139          42,987
    Inventory, net                                                           37,035         695,956
    Prepaid expenses and other current assets                               200,195         247,883
                                                                       ------------    ------------
        Total current assets                                              2,150,557       4,387,143
                                                                       ------------    ------------

Property and equipment:
    Equipment and software                                                  337,345         357,615
    Furniture and fixtures                                                   51,548          74,996
                                                                       ------------    ------------
                                                                            388,893         432,611
    Less - accumulated depreciation                                         206,255         108,278
                                                                       ------------    ------------
Property and equipment, net                                                 182,638         324,333
                                                                       ------------    ------------

Other assets                                                                246,039          42,613

                                                                       ------------    ------------
TOTAL ASSETS                                                           $  2,579,234    $  4,754,089
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of notes payable                                   3,235,000    $  2,900,314
    Current maturities of notes payable to related parties                  150,000         473,723
    Current maturities of capital lease obligations                          24,108          17,510
    Accounts payable                                                        221,603         631,081
    Accrued expenses                                                        938,638         543,472
    Customer deposits                                                       719,476       1,015,341
    Deferred revenue                                                        784,600         913,073
                                                                       ------------    ------------
       Total current liabilities                                          6,073,425       6,494,514
                                                                       ------------    ------------

Long-term liabilities:
    Notes payable - less current maturities                               1,600,000         395,000
    Notes payable to related parties - less current maturities                   --          75,000
    Capital lease obligations - less current maturities                      19,306          26,377
                                                                       ------------    ------------
       Total long-term liabilities                                        1,619,306         496,377
                                                                       ------------    ------------

Stockholders' deficit:
    Preferred stock, $0.001 par value, 25,000,000 shares authorized;
       no shares issued and outstanding                                          --              --
    Common stock, $0.001 par value, 100,000,000 shares authorized;
       37,213,468 and 25,999,591 shares issued and outstanding at
       September 30, 2005 and at September 30, 2004, respectively            37,213          25,999
    Additional paid in capital                                           10,389,662       3,277,081
    Accumulated deficit                                                 (15,540,372)     (5,539,882)
                                                                       ------------    ------------
       Total stockholders' deficit                                       (5,113,497)     (2,236,802)
                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  2,579,234    $  4,754,089
                                                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

UTIX GROUP, INC. (FORMERLY KNOWN AS CORPORATE SPORTS INCENTIVES, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   FOR THE TWELVE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       2005            2004
                                                   ------------    ------------


Net revenues                                       $  6,901,494    $  2,264,862

Cost of revenues                                      6,740,821       1,372,310
Provision for inventory write-down                      872,682              --
                                                   ------------    ------------

        Gross profit (loss)                            (712,009)        892,552

Selling and administrative expenses                   5,624,883       4,068,178
Non-cash operating expenses                             881,913         171,130
                                                   ------------    ------------

        Loss from operations                         (7,218,805)     (3,346,756)
                                                   ------------    ------------

Other income (expense):
    Investment income, net                              149,203           1,683
    Interest expense                                   (397,466)       (257,881)
    Non-cash interest and other expense              (2,493,517)       (222,016)
                                                   ------------    ------------
                                                     (2,741,780)       (478,214)
                                                   ------------    ------------

        Loss before provision (benefit)
            for income taxes                         (9,960,585)     (3,824,970)

Provision (benefit) for income taxes                         --              --
                                                   ------------    ------------

        Net loss                                   $ (9,960,585)   $ (3,824,970)
                                                   ============    ============


Net loss per share:
    Basic and diluted                              $      (0.27)   $      (0.23)

Weighted average number of shares outstanding:
    Basic and diluted                                36,539,297      16,560,628

The accompanying notes are an integral part of these consolidated financial statements.

UTIX GROUP, INC. (FORMERLY KNOWN AS CORPORATE SPORTS INCENTIVES, INC.) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                           Additional                      Total
                                                Preferred Stock         Common Stock         Paid in     Accumulated   Stockholders'
                                                Shares   Amount      Shares      Amount      Capital       Deficit        Deficit
                                               -------  --------   ----------   --------   -----------   ------------  -------------
Balance, September 30, 2003                         --  $     --   10,792,600   $ 10,793   $    18,913   $ (1,714,912)  $(1,685,206)

Net Loss                                                                                                   (3,824,970)  $(3,824,970)

Shares issued pursuant to Share
  Exchange Agreement                                          --    5,350,791      5,351        (5,351)            --   $        --

Exercise of warrants                                --        --    1,325,000      1,325            --             --   $     1,325

Issuance of warrant exchanged for services                                                     161,910             --   $   161,910

Issuance of common stock warrants in
  connection with notes payable                                                                447,479             --   $   447,479

Sale of common stock, net of cash issuance
  costs of $332,480                                           --    8,531,200      8,531     2,644,909             --   $ 2,653,440

Stock based compensation                                                                         9,220             --   $     9,220
                                               -------  --------   ----------   --------   -----------   ------------   -----------


Balance, September 30, 2004                         --  $     --   25,999,591   $ 25,999   $ 3,277,081   $ (5,539,882)  $(2,236,802)
                                               -------  --------   ----------   --------   -----------   ------------   -----------

Net Loss                                            --        --           --         --            --     (9,960,585)  $(9,960,585)

Issuance of common stock in connection with
  conversion of notes and accrued interest          --        --    5,432,969      5,433     1,978,886             --   $ 1,984,319
Sale of common stock, net of cash issuance
  costs of $270,424                                 --        --    5,991,622      5,992     2,337,315             --   $ 2,343,307
Compensation expense for non-employee stock
  option grants                                     --        --           --         --        67,332             --   $    67,332
Compensation expense for warrant modification       --        --           --         --       107,433             --   $   107,433
Repurchase and retirement of common shares          --        --   (1,500,000)    (1,500)       39,905        (39,905)  $    (1,500)
Exercise of warrants                                --        --       10,000         10            --             --   $        10
Issuance of common stock warrants in
  connection with notes and financing                                                          857,452             --   $   857,452
Issuance of warrants in exchange for services       --        --           --         --     1,180,716             --   $ 1,180,716
Issuance of common stock in connection
  with note financing                               --        --      154,286        154        38,417             --   $    38,571
Issuance of common stock in exchange
  for services                                      --        --    1,125,000      1,125       505,125             --   $   506,250
                                               -------  --------   ----------   --------   -----------   ------------   -----------


Balance, September 30, 2005                         --  $     --   37,213,468   $ 37,213   $10,389,662   $(15,540,372)  $(5,113,497)
                                               =======  ========   ==========   ========   ===========   ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

UTIX GROUP, INC. (FORMERLY KNOWN AS CORPORATE SPORTS INCENTIVES, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       FOR THE TWELVE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            2005          2004
                                                                        -----------   -----------
Cash flows from operating activities:
    Net loss                                                            $(9,960,585)  $(3,824,970)
    Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
             Depreciation and amortization                                  136,995        59,246
             Bad debt expense                                                    --         5,000
             (Gain)loss on disposal of property and equipment                   (83)       14,452
             Fixed asset impairment charge                                  143,838            --
             Provision for inventory writedown                              872,682            --
             Non-cash interest and other expense                          2,493,517       222,016
             Non-cash operating expenses                                    881,913       171,130
             Amortization of financing costs                                251,637            --
             Changes in assets and liabilities
                 (Increase) decrease in:
                     Accounts receivable                                     33,848        90,488
                     Inventory                                             (213,761)     (683,476)
                     Prepaid expenses                                        47,688      (247,883)
                     Other assets                                            (1,390)      (27,063)
                 Increase (decrease) in:                                         --
                     Accounts payable                                      (409,478)      419,926
                     Accrued expenses                                       130,334       439,786
                     Deferred revenue                                      (128,473)      180,950
                     Customer deposits                                     (295,865)      643,254
                                                                        -----------   -----------
                         Net cash used in operating activities           (6,017,183)   (2,537,144)
                                                                        -----------   -----------

Cash flows from investing activities:
    Purchases of property and equipment                                    (120,261)     (277,677)
                                                                        -----------   -----------
                         Net cash used in investing activities             (120,261)     (277,677)
                                                                        -----------   -----------

Cash flows from financing activities:
    Proceeds from notes payable                                           2,910,500     3,094,500
    Proceeds from related party notes payable                                    --       330,000
    Repayment of notes payable                                             (220,000)           --
    Restricted cash                                                        (442,627)     (712,975)
    Proceeds from warrant exercise                                               10         1,325
    Proceeds from disposal of property and equipment                          1,400            --
    Proceeds from sale of common stock                                    2,369,431     2,653,440
    Payment of financing costs                                             (397,859)           --
    Repurchase of shares                                                     (1,500)           --
    Payments on capital lease obligations                                   (20,667)       (9,603)
                                                                        -----------   -----------
                         Net cash provided by financing activities        4,198,688     5,356,687
                                                                        -----------   -----------

Net (decrease) increase in cash and cash equivalents                     (1,938,756)    2,541,866

Cash and cash equivalents, beginning of period                            2,687,342       145,476
                                                                        -----------   -----------

Cash and cash equivalents, end of period                                $   748,586   $ 2,687,342
                                                                        ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $   368,819   $    49,284
                                                                        ===========   ===========

Supplemental disclosure of noncash investing and financing activities:
    Equipment acquired under capital lease obligation                   $    20,194   $    29,195
                                                                        ===========   ===========
    Conversion of notes and interest to common stock                    $ 1,901,520   $        --
                                                                        ===========   ===========
    Warrants issued in connection with notes payable and financings     $   778,017   $   447,479
                                                                        ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

1.      NATURE OF THE BUSINESS AND GOING CONCERN

        Utix Group, Inc. (and its subsidiary Corporate Sports Incentives, Inc. (the Company)) primarily provides prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, movie theaters, bowling centers and other venues nationwide.

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

        The Company is seeking and is in need of additional financing in order to continue operating. Since September 30, 2005, the Company has raised $146,000 in bridge loans and has repaid $200,000 of notes payable. On January 13, 2006, the Company entered into an agreement to sell Series A Convertible Preferred Stock, for cash proceeds of up to $5,465,000, and convert all existing debt into common stock and warrants, and exchange existing warrants for new warrants (see Note 15).

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

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

2.      SHARE EXCHANGE TRANSACTION (CONTINUED)

        Although Utix was the legal acquirer in the transaction, Corporate Sports becomes the registrant with the Securities and Exchange Commission, as under generally accepted accounting principles, the transaction was accounted for as a reverse acquisition, whereby Corporate Sports is considered the "acquirer" of Utix for financial reporting purposes. This conclusion was based on the fact that Corporate Sports' shareholders control more than 50% of the post-transaction combined entity, the management is that of Corporate Sports after the transaction, Utix had no operations, assets or liabilities as of the transaction date and the continuing operations of the entity are those of Corporate Sports.

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

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation
        ---------------------

        The consolidated financial statements include the accounts of Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Revenue Recognition
        -------------------

        For corporate sales, upon the sale of tickets, the Company defers revenue for the estimated number of tickets that will ultimately be redeemed and recognizes revenue (in addition to the associated cost) upon redemption. The Company analyzes its historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for tickets estimated to expire unused is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required.

        For new products and new distribution channels (primarily retail with which the Company has limited actual experience) revenue on unused tickets is recorded following ticket expiration which is generally ten months from date of sale for golf, ski and spa, and three or six months from date of sale for movie. The life of a non-magnetic strip ski ticket ranges from six to seventeen months, depending upon date of purchase.

        In order to expand its business and accommodate large volume national contracts, the Company has entered into strategic relationships with WildCard Systems, Inc. and Discover to enhance and maintain its magnetic strip product line. WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, customer service (via interactive voice recognition, live agent support, and web site), data tracking and daily reporting. WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50, depending on the services provided and new subprogram set-up fees. Wildcard also receives a revenue share, which is calculated at 2.25% of magnetic strip ticket redemption cost. Discover provides a flexible payment system at the merchant level. Discover is paid a license fee of $0.135 per ticket number, a redemption charge of $0.075 for each ticket authorized for settlement by its payment network and annual fee per product category (i.e., golf, spa, etc.). Wildcard and Discover fees amounted to $939,608 and $82,022 for the years ended September 30, 2005 and 2004, respectively, and is recorded as a component of cost of revenues.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Significant Customers and Concentrations of Credit Risk
        -------------------------------------------------------

        One customer represented 74% of total net revenues for the year ended September 30, 2005. Two different customers represented approximately 25% of total net revenues for the year ended September 30, 2004.

        Financial instruments that subject the Company to credit risk concentrations consist of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents are held at financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company's trade receivables result from ticket sales and reflect a broad customer base. The Company generally requires payment up-front, or a deposit on account, prior to shipping product. For those few accounts with terms, the Company routinely assesses the financial strength of its customers and has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. As a consequence, concentrations of credit risk are limited.

        Fair Value of Financial Instruments
        -----------------------------------

        Financial instruments held or used by the Company consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and notes payable. Management believes that their carrying value approximates fair value for all financial instruments at September 30, 2005 and September 30, 2004.

        Cash and Cash Equivalents
        -------------------------

        The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less to be cash equivalents. Cash and cash equivalents are deposited in various area banks and brokerage money market accounts, which at times may exceed federally insured limits.

        Restricted Cash
        ---------------

        The Company had cash of $250,612 and $250,733 in escrow at Discover Bank, at September 30, 2005 and 2004, respectively and $904,990 and $462,242 at 5 Star Bank to cover activated magnetic strip tickets, at September 30, 2005 and 2004, respectively. In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Accounts Receivable
        -------------------

        Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. The allowance for doubtful accounts at September 30, 2005 and 2004, respectively, was $5,000.

        Inventory
        ---------

        Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market. In the second fiscal quarter of 2005, Management made a decision to redesign its retail packaging to improve its functionality and has deemed much of its inventory of directories to be out of date.

        The Company re-designed its ticket artwork and packaging in preparation for re-launching its products at retail for the 2005 holiday season. At the beginning of the fourth fiscal quarter, Management made a decision not to re-launch the products for 2005 Holiday retail season and did not proceed to the packaging and assembly phase of the process. As a result, the Company has excess plastic ticket inventory. Although, this inventory is saleable, the Company does not currently have commitments in place to utilize this volume. Accordingly, the Company recorded a provision of $872,682 on its inventory in the year ended September 30, 2005.

        Property and Equipment
        ----------------------

        Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

               Equipment and Software       the lesser of lease term,
                                            or useful life of asset (3 -5 years)

               Furniture and Fixtures       5 - 10 years

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Property and Equipment (continued)
        ----------------------------------

        The Company evaluates long-lived assets such as property and equipment under Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company did not record any impairment charges in the year ended September 30, 2004. In accordance with SFAS 144, given the current period operating and cash flow losses and project future losses, the Company has done a comprehensive review of its long-lived assets and estimated the market value of its equipment, software and furniture. As a result, the Company recorded a non-cash charge of approximately $144,000 in the year ended September 30, 2005 to write-down its assets to estimated realizable values. This charge was included in other operating expenses on the accompanying income statement. The Company's cost basis of computer equipment and software were written down by approximately $110,000 and its furniture was written down by approximately $34,000.

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

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

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

        All options granted in the years ending September 30, 2005 and 2004 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions used for options granted during the years ending at September 30, 2005 and 2004 are as follows:

                                                       2005             2004
                                                       ----             ----
              Risk-free interest rate              3.94 - 4.17%     3.18 - 4.10%
              Expected lives                       5 - 10 years     5 - 10 years
              Expected volatility                       50%              50%
              Dividend yield                             0%               0%
              Weighted-average fair value of grants    $0.20             $0.14

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in the years ended September 30, 2005 and 2004 would have increased the pro-forma net loss as indicated below.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Stock-Based Compensation (continued)
        ------------------------------------

                                               For the Year Ended September 30,
                                                     2005            2004
                                                 ------------     -----------
              Net loss, as reported              $ (9,960,585)    $(3,824,970)
              Additional compensation expense        (179,849)        (42,162)
                                                 ------------     -----------
              Pro forma net loss                 $(10,140,434)    $(3,867,132)
                                                 ============     ===========
              Net loss per share
                (basic and diluted)              $      (0.27)    $     (0.23)
                                                 ============     ===========
              Pro forma net loss per share
                (basic and diluted)              $      (0.28)    $     (0.23)
                                                 ============     ===========

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

        The provisions of the statement are effective for Small Business Filers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company expects to adopt the standard on October 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations. See above for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS123 to stock-based employee compensation.

        In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Advertising
        -----------

        The Company expenses advertising costs as incurred. Advertising expense was $291,680 and $153,794 for the years ended September 30, 2005 and 2004, respectively.

        Recent Accounting Pronouncements
        --------------------------------

        In March 2005, the FASB issued FIN 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

        In August 2005, the FASB issued Statement No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS No. 154"). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

        In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS AN AMENDMENT OF ARB NO. 43, CHAPTER 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The Company does not believe that this standard will have a material impact on its financial position or results from operations.

        Reclassification
        ----------------

        Certain prior period amounts have been reclassified to conform to the current year presentation.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

4.      PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 2005 and 2004 consisted of the following:

                                                               September 30,
                                                             2005        2004
                                                           --------    --------

              Computer equipment and software              $337,345    $357,615
              Furniture and fixtures                         51,548      74,996
                                                           --------    --------
                                                            388,893     432,611
              Less - accumulated depreciation               206,255     108,278
                                                           --------    --------

              Property and equipment, net                  $182,638    $324,333
                                                           ========    ========

        Depreciation expense for the years ended September 30, 2005 and 2004 was $136,995 and $59,246, respectively.

5.      RELATED PARTY TRANSACTIONS

        The Company paid management fees for administrative services to a related corporation. Total management fees expensed for the year ended September 30, 2004 were $20,000. These fees were based on similar arms-length transactions and approximate fair market value. During the year ended September 30, 2005, there were no more administrative services provided to the Company from the related corporation.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

6.      NOTES PAYABLE TO RELATED PARTIES

        Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at September 30, 2005 and 2004:

                                                          September 30,
                                                       2005           2004
                                                    ---------      ---------
        Notes payable (7% Notes),  face value of
        $70,000  and  unamortized   discount  of
        $1,424 at September  30, 2004.  Interest
        payable  quarterly  at  7%,  outstanding
        principal    and    accrued     interest
        originally  due  at  maturity,   through
        October 31, 2004, unless  accelerated by
        an equity raise  exceeding $1.5 million,
        as  defined.  $50,000 of these notes was
        repaid and  $20,000  were  converted  at
        $0.35 per common  share  during the year
        ended September 30, 2005.                   $      --      $  68,576

        Notes  payable (7%  Convertible  Notes),
        face value of $100,000  and  $220,147 at
        September    30,    2005    and    2004,
        respectively,  and unamortized  discount
        of  $4,853  at   September   30,   2004.
        Interest   payable   quarterly   at  7%,
        outstanding    principal   and   accrued
        interest  payable on  demand.  The notes
        were originally convertible at $0.43 per
        common  share,  at the  holders  request
        between July 15, 2004 and July 15, 2006.
        Some of these  notes were  converted  at
        $0.35 per common  share  during the year
        ended September 30, 2005.                     100,000        220,147

        Notes  payable (9%  Convertible  Notes),
        face value of $75,000 at  September  30,
        2004. Interest payable  semi-annually at
        9%,  outstanding  principal  and accrued
        interest  originally  due July 15,  2006
        (maturity date),  collateralized  by all
        of the assets of the Company.  The notes
        were converted at $0.35 per common share
        during  the  year  ended  September  30,
        2005.                                               --         75,000

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

6.      NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

                                                          September 30,
                                                       2005           2004
                                                    ---------      ---------

        Notes payable (10% Notes), face value of
        $85,000 at September 30, 2004.  Interest
        payable     semi-annually     at    10%,
        outstanding    principal   and   accrued
        interest  originally  due  at  maturity,
        through   December   31,   2004   unless
        accelerated by an equity raise exceeding
        $3.5 million, as defined. The notes were
        converted  at  $0.35  per  common  share
        during  the  year  ended  September  30,
        2005.                                              --         85,000

        Notes payable (12% Notes), face value of
        $50,000 and  $100,000 at  September  30,
        2005 and  2004,  respectively.  Interest
        payable  quarterly  at 12%,  outstanding
        principal and accrued  interest  payable
        on demand.  A portion of these notes was
        repaid  during the year ended  September
        30, 2005.                                      50,000        100,000
                                                    ---------      ---------
                                                      150,000        548,723
        Less - current maturities                     150,000        473,723
                                                    ---------      ---------

        Notes payable to related  parties - less
        current maturities.                         $      --      $  75,000
                                                    =========      =========

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE

        Notes payable at September 30, 2005 and 2004 consisted of the following:

                                                          September 30,
                                                       2005           2004
                                                    ---------      ---------

        Notes payable (7% Notes),  face value of
        $300,000 and  $530,000 at September  30,
        2005  and   2004,   respectively,   with
        unamortized   discount   of  $13,204  at
        September  30,  2004.  Interest  payable
        quarterly at 7%,  outstanding  principal
        and  accrued  interest  which  is due at
        maturity,  November 30, 2005. $20,000 of
        these notes was repaid and  $210,000 was
        converted  at  $0.35  per  common  share
        during  the  year  ended  September  30,
        2005.                                       $ 300,000      $ 516,796

        Notes  payable (9%  Convertible  Notes),
        face value of $395,000 at September  30,
        2004. Interest payable  semi-annually at
        9%,  outstanding  principal  and accrued
        interest  originally  due July 15,  2006
        (maturity date),  collateralized  by all
        of the assets of the Company.  The notes
        were converted at $0.35 per common share
        during  the  year  ended  September  30,
        2005.                                              --        395,000

        Notes payable (10% Notes), face value of
        $375,000 at September 30, 2004. Interest
        payable     semi-annually     at    10%,
        outstanding    principal   and   accrued
        interest  originally  due  at  maturity,
        through   December   31,   2004   unless
        accelerated by an equity raise exceeding
        $3.5 million, as defined. The notes were
        converted  at  $0.35  per  common  share
        during  the  year  ended  September  30,
        2005.                                              --        375,000

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE (CONTINUED)

        Notes payable (15% Notes), face value of
        $1,250,000  and  $1,534,500 at September
        30,  2005 and  2004,  respectively,  and
        with unamortized discount of $193,786 at
        September  30,  2004.  Interest  payable
        quarterly at 15%, outstanding  principal
        and accrued  interest  due at  maturity,
        November 30,  2005.  Some of these notes
        were converted at $0.35 per common share
        during  the  year  ended  September  30,
        2005.                                       1,250,000      1,340,714

        Notes payable (12% Notes), face value of
        $125,000 and  $330,000 at September  30,
        2005 and  2004,  respectively.  Interest
        payable  quarterly  at 12%,  outstanding
        principal  and accrued  interest  due at
        maturity,  through  December  31,  2005.
        Some of these  notes were  converted  at
        $0.35 per common  share  during the year
        ended September 30, 2005.                     125,000        330,000

        Notes payable ($350K Notes),  face value
        of $250,000 and  $350,000,  at September
        30,  2005 and  2004,  respectively,  and
        with unamortized  discount of $12,196 at
        September  30,  2004.  Interest  payable
        semi-annually    at   7%,    outstanding
        principal and accrued  interest which is
        due  at  maturity,  November  30,  2005.
        $100,000   of  these  notes  was  repaid
        during  the  year  ended  September  30,
        2005.                                         250,000        337,804

        Notes  payable (5%  Convertible  Notes),
        face value of  $1,600,000  at  September
        30,  2005.  Interest  payable  is at 7%,
        outstanding    principal   and   accrued
        interest   which  is  due  at  maturity,
        February   11,   2008.   The  notes  are
        convertible at $0.40 per common share.      1,600,000             --

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE (CONTINUED)

        Notes payable (12%  Convertible  Notes),
        face value of  $1,310,000  at  September
        30,   2005  and  issued  in  July  2005.
        Interest payable is at 12%,  outstanding
        principal and accrued interest which was
        originally  due at  maturity,  September
        19, 2005.  The notes are  convertible at
        $0.125 per common share.                     1,310,000            --
                                                    ----------     ---------

                                                     4,835,000     3,295,314
        Less - current maturities                    3,235,000     2,900,314
                                                    ----------     ---------

        Notes payable - less current maturities     $1,600,000     $ 395,000
                                                    ==========     =========

        In October 2004, the holders of $125,000 of 7% Convertible Notes to related parties converted to 357,143 shares at $.35 per share. The original conversion price was $0.43 per share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 was converted to a demand note, $50,000 of which was payable upon the next $500,000 equity raise, and the remaining $50,000 was payable upon the next $500,000 equity raise (see Note 15).

        In October 2004, all of the holders of the Company's 9% Convertible Notes converted their notes to an aggregate 1,342,857 shares of common stock at $0.35 per share. Since the original conversion price was $0.43, the Company recorded a charge of $87,442 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms, at the date of conversion, during the year ended September 30, 2005.

        In June 2004, the Company offered the holders of the 7% Notes the option to add a conversion feature to their notes in order to extend the maturity date of the notes to October 1, 2005. In October 2004, holders of $230,000 ($20,000 related party) converted their notes to 657,143 shares at $0.35 per share. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued upon conversion and the carrying value of the debt. Thus, the Company did not record a charge upon conversion. Also during fiscal 2005, the Company repaid $70,000 of these notes, $50,000 of which was to a related party.

        In consideration for extending the maturity date to November 30, 2005 (see Note 15) on the remaining $300,000 7% Notes to unrelated parties, the Company granted additional 5-year warrants warrants to purchase 857,143 common shares at $0.35 per share. All of the holders of the remaining $300,000 notes to unrelated parties had accepted the terms of the extension. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and charged to non-cash interest and other expense during the year ended September 30, 2005.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE (CONTINUED)

        In June 2004, the Company offered the option to add a conversion feature to the 10% Notes, contingent upon an effective registration statement. In October 2004, all note holders converted their notes into 1,314,286 common shares at $0.35 per share. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued and the carrying value of the debt. Thus, the Company did not record a charge upon conversion.

        In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $0.35 per share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued in May 2004. The warrants were valued at $537,003 using the Black-Scholes model and were charged to non-cash interest and other expense during the year ended September 30, 2005. The Company was required to file a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). As of September 30, 2005, the Company had registered the shares underlying the warrants but had not registered the shares underlying potential conversion of the note, and accordingly has accrued the applicable penalty.

        In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders new 5-year warrants at $0.35 per share in exchange for extending the maturity date of the notes to November 30, 2005 (see Note 15). All of the remaining note holders had accepted the terms of the extension and have received warrants to purchase 714,285 common shares. The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and charged to non-cash interest and other expense during the year ended September 30, 2005.

        Two 12% Note holders converted their notes, aggregating to $80,000, to 228,571 shares at $0.35 shares in October 2004 and another converted $125,000 in notes to 357,143 shares in December 2004. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% Notes to related parties was converted to a demand note; $50,000 was repaid on March 31, 2005 and $50,000 remains outstanding at September 30, 2005 (see Note 15). The holder of the remaining $125,000 of 12% Notes to unrelated parties agreed to extend this note to December 31, 2005 (see Note 15).

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE (CONTINUED)

        In February 2005, the Company closed on a $1.6 million, 5% Convertible Note, with principal and interest due at maturity, February 2008 (see
        Note 15). Principal and interest may be converted at any time at the option of the holder to common stock at $0.40 per share (see Notes 8 and 15). The Company paid $188,000 in fees related to this debt financing which is being recorded to interest expense over the life of the note. For the year ended September 30, 2005, approximately $42,000 of this deferred financing cost has been expensed.

        Aggregate principal maturities of notes payable and notes payable to related parties due as of September 30, 2005 for years ending September 30, are as follows:

                                        Notes     Notes Payable to
                                       Payable     Related Parties      Total
                                     ----------   ----------------   ----------
              2006                   $3,235,000      $  150,000      $3,385,000
              2007                           --              --              --
              2008                    1,600,000              --       1,600,000
                                     ----------      ----------      ----------
                                     $4,835,000      $  150,000      $4,985,000
                                     ==========      ==========      ==========

        As of September 30, 2004, the Company was in default with various covenants associated with the 15% Notes agreement. Subsequent to September 30, 2004, the Company signed a Securities Purchase Agreement with the parties involved. The Company was offered a waiver subject to certain conditions, including accelerated payment of interest accrued on the notes, documentation of the interest calculation, and payment of professional fees associated with the new Securities Purchase Agreement. The Company also agreed to provide documents evidencing the conversion of certain notes and copies of lock-up agreements or transfer agent substantiation of compliance with certain sections of the new agreement. The conditions and compliance issues were met during fiscal 2005. As of September 30, 2005, the Company is in compliance with the various covenants associated with the 15% Notes agreement.

        As of September 30, 2005, the Company was in default on the 12% Convertible Notes. Subsequent to September 30, 2005, the Company repaid $200,000 plus a portion of the accrued interest. The holders of $810,000 in notes have agreed to extend the maturity of their notes and to convert principal and interest into the next equity round of financing if and when it occurs (see Note 15).

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

7.      NOTES PAYABLE (CONTINUED)

        ADVISORY AGREEMENT

        During the year ended September 30, 2005, the Company terminated their Advisory Agreement with an unrelated third party (Advisory Agreement). The Company sold to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; issued additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses during the year ended September 30, 2005. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses during the year ended September 30, 2005.

8.      WARRANTS

        In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 825,000 shares of the Company's common stock at an exercise price of $0.001. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $146,566 which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004 creates original issue discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of December 31, 2004 through charges to non-cash interest and other expense of approximately $41,769 and $104,797 for the years ended September 30, 2005 and 2004, respectively. These warrants were exercised during fiscal 2004.

        In addition, the holders of 7% Convertible Notes, were issued detachable warrants allowing for the purchase of 108,894 additional shares of the Company's common stock at an exercise price of $0.21 per share. These warrants will expire on November 13, 2008. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

        In connection with the 9% Convertible Notes described in Note 7, the Company issued detachable warrants allowing for the purchase of 909,869 shares of the Company's common stock at an exercise price of $0.52 per share. The warrants will expire on November 13, 2008. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal. In June 2004, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $0.52 to $0.35 per share and increased the number

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

8.      WARRANTS (CONTINUED)

        of common shares underlying warrants from 909,869 to 1,342,857, in exchange for the holders converting their notes to common stock. The Company recorded a charge to non-cash interest and other expense of $107,433 during fiscal 2005 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification

        In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 350,000 shares of the Company's common stock at $0.10 per share, subject to anti-dilution provisions. The warrants will expire in February 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $35,853 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004 creates original issue discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The unamortized value of the discount as of September 30, 2004 was $12,196 and was fully amortized at September 30, 2005. Amortization recorded in non-cash interest and other expense was approximately $12,196 and $23,657 for the years ended September 30, 2005 and 2004, respectively.

        In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 4,385,715 shares of common stock at $0.35 per share. The warrants will expire in June 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $359,500, which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the twelve months ended September 30, 2004, created original issuance discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount has been fully amortized. Additionally, in connection with the issuance, the Company paid a fee to an unrelated party of $114,000, issued warrants to a different unrelated party, granting the holder the right to purchase 500,000 shares of common stock at $0.15 per share, and granted 154,286 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants and stock was calculated using the Black-Scholes option pricing model. The consideration was approximately $255,000, and was accounted for as additional paid-in capital, approximately $81,000 of which was expensed to non-cash operating expense and $174,000 of which was amortized as non-cash interest and other expense over the (one year) life of the note. During the years ended September 30, 2005 and 2004, approximately $102,000 and $72,000, respectively of non-cash interest and other expense was included in the accompanying statement of operations.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

8.      WARRANTS (CONTINUED)

        In exchange for services performed, the Company issued warrants to purchase 500,000 common shares of the Company stock at an exercise price of $0.001 and warrants to purchase 96,795 common shares of the Company stock at an exercise price of $0.21. The warrants will expire on November 13, 2008. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. Compensation expense of approximately $102,000 was recorded during the year ended September 30, 2004 in the accompanying statement of operations. The warrants with an exercise price of $.001 were exercised in the quarter ending March 31, 2004.

        In exchange for services performed by the underwriter in connection with the September 2004 stock offering, the Company issued warrants allowing for the purchase of 853,120 shares of the Company's common stock at $0.385 per share. The warrants were valued at approximately $132,400 using the Black-Scholes option pricing model. The warrants will expire in September 2009.

        In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 457,610 shares of the Company's common stock at $0.495 per share. At the date of grant, the warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in December 2009.

        In exchange for services performed by the underwriters in connection with the February 2005 $1.6 million debt and $0.5 million equity raise, the Company issued warrants allowing for the purchase of 525,000 shares of the Company's common stock at $0.44. The warrants will expire in February 2010. The warrants were valued at $94,185 using the Black-Scholes model. Approximately $72,000 of the value was associated with the debt and was included in deferred costs and is being amortized over the life of the debt, or 36 months. For the year ending September 30, 2005, approximately $15,947 was amortized to non-cash interest and other expense.

        In exchange for business development services provided, the Company issued warrants to an unrelated party allowing for the purchase of 2,000,000 shares of the Company's common stock at $0.55 per share. The warrants will expire in March 2006. The warrants were valued at $79,435 using the Black-Scholes model and were recorded as non-cash interest and other expense during the year ended September 30, 2005.

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

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

8.      WARRANTS (CONTINUED)

        During the year ended September 30, 2005, the Company repurchased and retired 1,500,000 shares of common stock from an unrelated third party. In exchange, the Company issued a warrant for the purchase of 750,000 shares of common stock exercisable at $0.15 per common share. The warrants were valued at approximately $39,900 using the Black-Scholes model and were recorded as non-cash interest and other expense during the year ended September 30, 2005.

        In  connection  with the 12%  Convertible  Notes  described  above,  the
        Company issued detachable warrants allowing for the purchase of 10,480,000 shares of the Company's common stock at an exercise price of $0.125 per share. The warrants will expire in July 2007. The warrants were valued at approximately $305,906 using the Black-Scholes model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants created original issuance discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Therefore, in accordance with EITF Issue No. 98-5,
        ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION FEATURES, and EITF Issue No. 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded a beneficial conversion feature in the form of an additional discount to the notes payable. This discount is amortized as additional non-cash interest expense over the life of the notes. The amortized discount related to the beneficial conversion feature resulted in additional non-cash interest expense of $305,906 during the year ended September 30, 2005.

        The warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the year ended September 30, 2005 are as follows.

                                                      2005           2004
                                                      -----          ----
             Risk-free interest rates                 2.96 - 4.03%   2.96-3.96%
             Expected lives                           1 - 5 years    2 - 5 years
             Expected volatility                      50%            50%
             Dividend yield                           0%             0%
             Weighted-average fair value of grants    $0.11          $0.10

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

8.      WARRANTS (CONTINUED)

        The following is a summary of warrants outstanding as of September 30, 2005.

                                                     Exercise
             Number     Issued in Connection with     Price     Expiration Date
           ----------   -------------------------    --------   ---------------
              108,894   7% Convertible Notes          $ 0.21    November 2008
            1,342,857   9% Convertible Notes          $ 0.35    November 2008
              350,000   $350K Notes                   $ 0.10    February 2009
               96,795   Services performed            $ 0.21    November 2008
            4,385,715   15% Notes                     $ 0.35    June 2009
              500,000   15% Notes                     $ 0.15    June 2009
              853,120   Services performed            $0.385    September 2009
              457,610   Services performed            $0.495    December 2009
            2,000,000   Services performed            $ 0.55    February 2007
              525,000   Services performed            $ 0.44    February 2010
              200,000   Services performed            $0.001    May 2010
              750,000   Repurchase of stock           $ 0.15    June 2010
            1,125,000   Advisory Agreement            $ 0.48    November 2009
            2,604,166   15% Notes - extension         $ 0.48    November 2009
              857,143   7% Notes - extension          $ 0.35    November 2009
              714,286   $350K Notes - extension       $ 0.35    November 2009
           10,480,000   12% Convertible Notes         $0.125    July 2007
           ----------
           27,350,586
           ==========

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

9.      INCOME TAXES

        The Company did not record a provision (benefit) from federal or state income taxes for the years ended September 30, 2005 and 2004 because the Company is in a net operating loss carryforward position and the realization of any future benefit is unlikely.

        The Company's combined effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) as set forth below:

                                                    September 30,  September 30,
                                                         2005           2004
                                                    -------------  -------------
              Federal income tax benefit computed
                 at the statutory rate               $(3,386,599)   $(1,300,490)
              State income tax benefit, net of
                 federal benefit                        (597,635)      (229,498)
              Other                                      (75,124)       (26,061)
              Change in valuation allowances           4,059,358      1,556,049
                                                     -----------    -----------
              Income tax provision (benefit)         $        --    $        --
                                                     ===========    ===========


        Significant  components of the Company's  deferred tax assets,  deferred
        tax  liabilities,   and  deferred  tax  asset  valuation  allowances  at
        September 30, 2005 and 2004 are as follows:

                                                         2005           2004
                                                     -----------    -----------
          Deferred tax assets:
            Deferred revenue                         $    93,450    $    74,042
            Net operating loss carryforwards           4,980,035      2,122,151
            Inventory reserve and accrued expenses       472,106             --
            Non-cash interest and other expenses         609,913             --
            Other                                         95,088         (4,959)
                                                     -----------    -----------
            Total deferred tax assets                  6,250,592      2,191,234
            Less - valuation allowance                (6,250,592)    (2,191,234)
                                                     -----------    -----------
            Total deferred tax liabilities                    --             --
                                                     -----------    -----------
            Net deferred tax asset                   $        --    $        --
                                                     ===========    ===========

        For tax return purposes, the Company had approximately $12,368,000 federal and $12,352,000 state net operating loss carryforwards as of September 30, 2005, which expire in the years 2012 through 2025 and 2006 through 2010, respectively. The Company may be subject to limitations under Section 382 of the Internal Revenue Code as a result of the transaction described in Note 1 and subsequent equity transactions. A valuation allowance has been established for future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

10.     CAPITAL LEASE OBLIGATIONS

        The Company has entered into three lease arrangements (2003 Lease, 2004 Lease, 2005 Lease) with an unrelated third-party for computer equipment. The Company accounts for the leases as capital leases over a 3-year term with final payment due May 2006, May 2007, and January 2008, respectively. The 2003 Lease is payable in monthly installments of $924 including interest at 16.8% and is collateralized by certain software and personally guaranteed by the President of the Company. The 2004 Lease is payable in monthly installments of $1,031 including interest at 16.3% and is collateralized by certain hardware and personally guaranteed by the President of the Company. The 2005 Lease is payable in monthly installments of $695 including interest at 14.5% and is collateralized by certain hardware and personally guaranteed by the President of the Company. As of September 30, 2005 and 2004, the amount of assets acquired under the lease totaled $75,389, and $55,195, respectively. Accumulated amortization related to these assets total $33,017 and $16,156 and $5,056 at September 30, 2005 and 2004,
        respectively. Amortization of assets held under capital leases is included in depreciation expense.

        Future minimum lease payments for the years ending September 30, are as follows:

              2006                                           $  29,026
              2007                                              17,612
              2008                                               3,467
                                                             ---------
              Net minimum lease payments under leases           50,105
              Less - amount representing interest                6,691
                                                             ---------

              Present value of net minimum lease payments    $  43,414
                                                             =========


11.     LEASE COMMITMENT

        The Company leased office space from an unrelated party under an operating lease expiring on September 30, 2005. The Company entered into another operating lease for additional office space in September, 2004 expiring on October 31, 2009. Total rent expense for these leases was approximately $139,000 and $46,000 for the years ended September 30, 2005 and 2004, respectively.

        Future minimum lease payments for the years ending September 30, are as follows:

              2006                                           $  70,398
              2007                                              70,398
              2008                                              70,398
              2009                                              70,398
              2010                                               5,866
                                                             ---------
                                                             $ 287,458
                                                             =========

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

12.     STOCK COMPENSATION AND OPTION PLAN

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

        Under the Plan, the option exercise price is at least equal to the stock's fair market price on the date of grant, and the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. In fiscal 2005, the Board of Directors approved and the shareholders ratified an amendment to increase in the number of options that may be granted by the Company under the Plan from 10,000,000 to 12,600,000. During the year ended September 30, 2005, 1,230,000 options were granted. During the year ended September 30, 2004, 7,842,000 options were granted.

        On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options at September 30, 2005 and recorded approximately $40,800 as expense for the year ended September 30, 2005.

        In April 2005, the Company issued 100,000 options to a non-employee in exchange for services rendered. The Company recorded a charge of approximately $26,000 to non-cash interest and other expense for the fair value of the option grant in the year ended September 30, 2005.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

12.     STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

        Following is a summary of the activity for the Company's stock options.

                                                                        Weighted
                                                                         Average
                                             Number of                  Exercise
                                               Shares     Price Range    Price
                                             ---------   -------------  --------
        Outstanding at September 30, 2003            0   $0.00 - $0.00   $0.00
              Granted                        7,842,000   $0.35 - $0.50   $0.38
              Forfeited/cancelled                    0   $0.00 - $0.00   $0.00
              Exercised                              0   $0.00 - $0.00   $0.00
                                             ---------   -------------   -----
        Outstanding at September 30, 2004    7,842,000   $0.35 - $0.50   $0.39
                                             ---------   -------------   -----
              Granted                        1,230,000   $0.40 - $0.40   $0.40
              Forfeited/cancelled            1,395,000   $0.35 - $0.50   $0.37
              Exercised                              0   $0.00 - $0.00   $0.00
                                             ---------   -------------   -----
        Outstanding at September 30, 2005    7,677,000   $0.35 - $0.50   $0.39
                                             =========   =============   =====
        Exercisable at September 30, 2005    1,965,000   $0.35 - $0.50   $0.38
                                             =========   =============   =====
        Exercisable at September 30, 2004       20,000   $0.40 - $0.40   $0.40
                                             =========   =============   =====

        The Company had 4,923,000 and 2,158,000 shares available for grant at September 30, 2005 and 2004, respectively.

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

13.     EARNINGS PER SHARE

        Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 30, 2005 and 2004, potentially dilutive shares, representing an aggregate of and 49,740,144 and 19,428,957 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

        The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                                             Year Ended
                                                    September 30,  September 30,
                                                         2005           2004
                                                    ------------   ------------

        Net loss                                     $(9,960,585)  $ (3,824,970)
                                                     ===========   ============
        Weighted-average common shares and
           equivalents outstanding - basic
           and diluted                                36,539,297     16,560,628
                                                     ===========   ============
        Basic and diluted net loss per common share  $     (0.27)  $      (0.23)
                                                     ===========   ============
        Number of shares underlying warrants
           excluded in calculation of
           diluted earnings per share due to
           anti-dilutive effects                      27,350,586      7,184,963
                                                     ===========   ============
        Number of shares underlying contingently
           convertible debt excluded in
           calculation of diluted earnings per
           share due to anti-dilutive effects                 --      1,616,280
                                                     ===========   ============
        Number of shares underlying convertible
           debt excluded in calculation of
           diluted earnings per share due to
           anti-dilutive effects                      14,712,558      2,785,714
                                                     ===========   ============
        Number of shares underlying options
           excluded in calculation of
           diluted earnings per share due to
           anti-dilutive effects                       7,677,000      7,842,000
                                                     ===========   ============

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

14.     RETIREMENT PLAN

        The Company has a Simple Retirement Plan (SRA) covering substantially all employees. The plan allows participants to elect to defer up to 100% of their compensation to a maximum of the amount legally allowed. The Company matches 100% of participant deferrals, up to 3% of their salary. The employer's contribution for the year ended September 30, 2005 and 2004 was $781 and $7,750, respectively. This Plan has been cancelled effective December 31, 2004.

15.     SUBSEQUENT EVENTS (UNAUDITED)

        As of September 30, 2005, the Company was in default on the 12% Convertible Notes. Subsequent to September 30, 2005, the Company repaid $200,000 plus accrued interest on this note. From the date of default, interest accrues at 15%. To defer demand on $300,000 of these notes, the Company issued additional warrants to purchase 2,400,000 shares at $0.125. These warrants will expire in December 2007. The Company will record a charge for the fair value of these warrants in the first quarter of fiscal 2006. The holders of the remaining $810,000 in notes have agreed to extend the maturity of their notes and to convert principal into the next equity round.

        Subsequent to September 30, 2005, the Company raised $146,000 through the issuance of 12% Convertible Notes. These notes are convertible at $0.125 per common share and mature on March 31, 2006. The notes are accompanied by warrants to purchase 584,000 shares at $0.125. The warrants expire in December 2007. The Company will record the fair value of these warrants as debt discount in the first quarter of fiscal 2006.

        Four warrant holders exercised their warrants for 200,000 common shares at $0.001 per share, subsequent to September 30, 2005.

        The Company signed a Purchase Agreement on January 13, 2006 with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P., Pallisades Master Fund LP, Geduld Capital, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 1,093 shares of its Series A Convertible Preferred Stock, $.001 par
        value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 68,312,500 shares of the Company's common stock, $.001 par value ("Common Stock") (the "Offering"). The Company offered the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of up to $5,465,000. For each share of Series A Preferred Stock purchased investors will receive five year warrants to purchase 62,500 shares of Common Stock with an exercise price of $0.04 per share. In addition for a period of one year following the closing of the Offering, the Investors will have the option to

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

        purchase up to an additional [$2,000,000] of Series A Preferred Stock and Warrants on the same terms and conditions as the Preferred Stock and Warrants issued in this Offering (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock).

        The Company has the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $0.12 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued or (ii) the number of remaining Warrants held by the holders thereof.

        The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). In addition to any voting rights provided by law, the Series A Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter on which the Common Stock are entitled to vote. Each holder of Series A Preferred Stock shall be entitled to one vote for each share of Common Stock that would be issuable to such holder upon conversion of all shares of Series A Preferred Stock held by such holder. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $0.02, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

        The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering, if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, or if the Company fails to cause the registration statement to be continually effective to allow for all shares covered by such registration statement to be sold, then the Company must pay to each investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

        As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 12, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 12, 2006 by (A) converting fifty (50%) percent of the principal amount of the
        Outstanding Debt into shares of Common Stock at the conversion rate of $0.02 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 31,250,000 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders")of the Company's outstanding warrants (the "Original

UTIX GROUP, INC. (FORMERLY KNOWN AS
CORPORATE SPORTS INCENTIVES, INC.)
Notes to Consolidated Financial Statements
Years Ended September 30, 2005 and 2004

================================================================================

        Warrants") as of January 12, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, the Company has agreed to issue an aggregate of 145,000,000 shares of its Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants. As of January 12, 2006, the Company has obtained the consent of all of the Debtholders and Warrantholders as to the terms of the Restructuring.

        In addition to the foregoing, the Company issued an aggregate of 3,300,000 shares of Common Stock to certain Debtholders as consideration for certain defaults related to the Company's registration obligations.

        The Company does not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company is required to issue pursuant to the terms of the Restructuring or the Offering. The Company intends to promptly after the Restructuring and the closing date of the Offering, take all action necessary to obtain the stockholder approval required to effectuate an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 375,000,000 (the "Amendment") and effectuate a one-for-100 reverse split of the Common Stock (the "Reverse Split"). Upon completion of the Amendment and Reverse Split, the Company will have sufficient authorized shares of Common Stock available to issue, and reserve for issuance, all of the shares of Common Stock required to be issued, or reserved for issuance, pursuant to the Offering and the Restructuring.

        However, if the Company is not able to obtain the necessary stockholder approval to effectuate the Amendment and Reverse Split, or if there is any delay in obtaining such consent, the Company will not be able to satisfy its obligations under the terms of the Offering and
        Restructuring which will constitute a default of the terms of the Offering and Restructuring. As of January 13, 2006, the Company is holding all executed documents relating to the Offering in escrow pending delivery of the shares of Series A Preferred Stock and Warrants. If the Company is unable to deliver the shares of Series A Preferred Stock and Warrants for any reason, the Company will not be able to close the Offering or receive the cash proceeds and therefore management believes that it will not likely be able to continue as a going concern and consequently, most likely, seek protection under U.S. Bankruptcy law.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         ---------------------

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
        --------------------------------

        Directors

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this filing:

  Name               Age    Position

  Jonathan Adams     60     Co-Chairman of the Board of Directors
  Charles Lieppe     61     Co-Chairman of the Board of Directors
  Anthony Roth       41     President, Chief Executive Officer,
                            Interim Chief Financial Officer and Director
  Gerald Roth        76     Director
  Robert Powers      52     Director
  Robert Corliss     53     Director
  Cynthia Cronan     43     Chief Accounting Officer, V.P. Finance & Operations,
                            and Assistant Treasurer

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

Robert Powers has served as a Director of Corporate Sports since September 2003 and as a Director of Utix since November 2003. He founded in 1999 and served as President of Applied Value Corporation, an international management consultancy firm headquartered in Lexington, MA. From 1982 to 1999, Mr. Powers was employed by Arthur D. Little, Inc. in Cambridge, MA, a management and technology consulting firm, where his most recent role was Vice President of Finance and Operations for their North American business from 1977 to 1981. Prior to that he had a similar role in support of the firm's European operations. Mr. Powers earned his

B.S./B.A. from Babson College, Wellesley, MA in 1975 and his MBA from Suffolk University, Boston, MA in 1979.

Robert J. Corliss is the President and CEO of The Athlete's Foot, the world's largest franchisor of athletic footwear. Mr. Corliss joined The Athlete's Foot in 1998, following a career of over 25 years as an executive and entrepreneur in the retail industry. In 2003, Mr. Corliss, along with members of the senior management team, purchased The Athlete's Foot from Group Rallye. Prior to joining The Athlete's Foot, Mr. Corliss was the founder, president and CEO of Infinity Sports, Inc., a manufacturer, distributor and licensor of athletic products primarily under the brand Bike Athletic. Mr. Corliss was successful in broadening global distribution and virtually doubling the size of Bike Athletic over a three-year period. Earlier experience includes leading the successful turnaround and eventual sale of Herman's Sporting Goods, Inc. as President and CEO. At the time, Herman's generated approximately $700 million annual revenue and was the leading sporting goods retailer in the world. Mr. Corliss also served as principal and managing director of Senn-Delaney Management Consultants, the largest retail-consulting firm in the United States. In his five years with the company, Mr. Corliss founded London-based Senn-Delaney International. Mr. Corliss is active in the sporting goods industry and serves on the Board of Directors with The American Running Association and the Sporting Goods Manufacturers Association. Additionally, Mr. Corliss serves as a Director and Executive Committee member of the National Retail Federation and Chairman of the National Retail Federation Foundation. He also serves on the Board of Directors for The World Federation of the Sporting Goods Industry, is a member of the Professional Advisory Board for St. Jude Children's Research Hospital, and is both an Advisor and Adjunct Professor for Emory University's Goizueta Business School.

Cynthia A. Cronan joined Utix as Chief Accounting Officer, Corporate Controller and Assistant Treasurer in February 2004. In April 2005, Ms. Cronan was promoted to V.P. of Finance and Operations. From August 2000 to January 2004 she served as a principal of C&J Solutions, a financial consulting firm in North Andover, MA. From May 1984 to August 2000 Ms. Cronan served in various financial positions, including Vice President and Corporate Controller beginning in 1999, for Arthur D. Little, Inc., a management technology consulting firm in Cambridge, MA. Ms. Cronan earned a B.S. in Computer Information Systems, an A.S. in Accountancy and an A.S. in Management (with Honors) from Bentley College, Waltham, MA, in 1984. In 1997 she was awarded an MBA from Babson College, Wellesley, MA.

        Audit Committee Financial Expert
        --------------------------------

On December 26, 2003, the Board of Directors established an Audit Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of Robert Powers, as Chairman of the Committee, Charles Lieppe and Robert Corliss, each of whom meet the definition of "financial expert" as that term is defined by the Securities and Exchange Commission and as required by the Sarbanes-Oxley Act of 2002. Members of the Committee are appointed by the Board of Directors and, unless otherwise directed by the Board of Directors, serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually and more frequently as circumstances dictate.

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

        Compensation Committee
        ----------------------

On December 26, 2003, the Board of Directors established a Compensation Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the charter for the Compensation Committee, and a "Non-Employee Director" as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Compensation Committee consists of Charles Lieppe, as Chairman of the Committee, Robert Corliss and Robert Powers. Members of the Committee are appointed by the Board of Directors and, unless otherwise directed by the Board of Directors, serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Committee will hold at least two meetings per year or more frequently as circumstances dictate.

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

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

        The following table sets forth information with respect to compensation earned during the fiscal year ended September 30, 2005 by our executive officers and directors. Other than the executive officers listed below, no other executive officers earned compensation exceeding $100,000 during the fiscal year ended September 30, 2005. Due to the inactivity of Utix Group, Inc. (formerly known as Chantal Skin Care Corporation) in fiscal years ended September 30, 2002 and 2001, there were no executive officers during that period.

Name and Principal             Annual Compensation     Long-Term     All Other
Position                                              Compensation  Compensation

                  Fiscal Year   Salary      Bonus     Securities
                     9/30                              Underlying
                                                     Options/SAR's
                                                          (#)

Anthony G. Roth      2005    $158,077 (1)  $50,000   2,435,000 (2)          --
President, Chief
Executive Officer,
Interim Chief
Financial Officer
and Director

John F. Burns,       2005    $115,596      $20,000          --              --
Chief Financial
Officer (through
July 31, 2005)

Steven Apesos,       2005    $122,306       $6,000          --              --
E.V.P. Business
Development (through
October 28, 2005)

Cynthia A. Cronan,   2005    $105,769       $11,000    200,000 (3)          --
Chief Accounting
Officer,
V.P. Finance and
Operations

(1) Effective December 6, 2004, Anthony G. Roth began receiving a base salary of $160,000 annually.

(2) 1,000,000 of these shares are issuable upon exercise of incentive stock options exercisable at $0.50 per share and vesting over four years, 785,000 shares are issuable upon exercise of incentive stock options exercisable at $0.35 per share and vesting over four years, and 650,000 shares are issuable upon exercise of incentive stock options exercisable at $0.40 per share and vesting over four years. (3) 30,000 of these shares are issuable upon exercise of incentive stock options exercised at $0.50 per share, 120,000 shares issuable upon exercise of incentive stock options at $0.35 per share, and 50,000 shares are issuable upon exercise of incentive stock options exercisable at $0.40 per share, all vesting over four years.

        AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
        ------------------------------------------------------------------------

None.

        LONG TERM INCENTIVE PLAN (LTIP) AWARDS
        --------------------------------------

None.

Directors' Compensation

Directors are reimbursed for expenses actually incurred in connection with each meeting of the board or any committee thereof attended. In addition, each non-employee director has a grant(s) under our 2003 stock option plan of options to purchase common shares, vesting in equal amounts over three years, for so long as he or she serves as a director.

Name               Date of Grant  Option Price    Expiration Date       Total
Charles Lieppe       12/31/2003       $0.40     10 years from grant   1,000,000
Charles Lieppe         9/8/2004       $0.35     10 years from grant   1,025,000
Gerald Roth          12/31/2003       $0.40     10 years from grant     100,000
Gerald Roth            9/8/2004       $0.35     10 years from grant     100,000
Jon Adams              9/8/2004       $0.35     10 years from grant     250,000
Robert Corliss         4/8/2005       $0.40     10 years from grant     250,000
Robert Powers        12/31/2003       $0.40     10 years from grant     100,000
Robert Powers          9/8/2004       $0.35     10 years from grant     100,000
Robert Powers          4/8/2005       $0.40     10 years from grant      50,000


Jonathan Adams receives an annual salary of $75,000 to serve as our Co-Chairman of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

The following table sets forth ownership information as of the filing date with respect to (i) each current director or executive officer of the Company, (ii) all directors and executive officers of the Company as a group and (iii) each person known to the Company to be a beneficial owner of more than 5% of its outstanding voting securities. Each share of Common Stock is entitled to one vote. Unless otherwise noted, the address of each of the individuals listed below is c/o UTIX Group, Inc., 7 New England Executive Park, Suite 610, Burlington, MA, 01803.

---------------------------------------- -------------------- ------------------

NAME AND ADDRESS                         NUMBER OF SHARES     PERCENTAGE OF
                                         OWNED (1)            SHARES OWNED
---------------------------------------- -------------------- ------------------
Jonathan Adams (2)                       3,418,257            9.0%
---------------------------------------- -------------------- ------------------
Roth Financial Group, Inc.  (3)          2,658,169            3.9%
---------------------------------------- -------------------- ------------------
Anthony Roth (3)                         2,658,169            3.9%
---------------------------------------- -------------------- ------------------
Gerald Roth (4)                          1,810,922            4.1%
---------------------------------------- -------------------- ------------------
Charles Lieppe (5)                       1,327,931            *
---------------------------------------- -------------------- ------------------
Robert Powers (6)                        100,000              *
---------------------------------------- -------------------- ------------------
Cynthia Cronan (7)                       37,500               *
---------------------------------------- -------------------- ------------------
Robert Corliss (8)                       0                    *
---------------------------------------- -------------------- ------------------
Rubin Family Irrevocable Stock Trust     2,837,500            5.2%
25 Highland Boulevard
Dix Hills, NY 11746 (9)
---------------------------------------- -------------------- ------------------
All directors and                        9,349,779            25.1%
executive officers (10 persons)
---------------------------------------- -------------------- ------------------

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

(2) Includes 62,500 but does not include 250,000 additional shares that may be purchased for $0.35 per share upon the exercise of stock options that vest over four (4) years.

(3) These shares are registered in the name of Roth Financial Group, Inc. Roth Financial Group, Inc. is wholly owned by Anthony G. Roth and his wife. Mr. Roth controls the voting and investment power over the shares held by Roth Financial Group, Inc. Includes (i) 1,451,919 shares of common stock issued pursuant to the Share Exchange, (ii) 10,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan and
(iii) 500,000 shares of common stock issuable upon conversion, at $.35 per share, of $175,000 of notes. See "Management's Discussion and Analysis or Plan of Operation - - Corporate Background." Includes 500,000 vested options but does not include 500,000 additional shares that may be purchased, for $0.50 per share; includes 196,250 but does not include 588,750 additional shares that may be purchased for $0.35 per share by Mr. Roth upon exercise of qualified stock options vesting over a period of four years or 650,000 that may be purchased for $0.40 per share.

(4) Includes (i) 1,209,933 shares of common stock issued pursuant to the Share Exchange, (ii) 75,000 shares of common stock issued pursuant to the exercise of warrants granted in connection with a loan, (iii) warrants to purchase 36,298 shares at $0.207 per share at any time on or before November 13, 2008 granted in connection with a loan and (iv) 228,179 shares of common stock issuable upon conversion, at $.35 per share, of $75,000 of notes plus accrued interest. See "Management's Discussion and Analysis or Plan of Operation - Corporate Background." Includes 66.667 vested options but does not include non-qualified stock options to purchase 33,333 shares at $0.40 per share; includes 33,333 vested options but not options to purchase 66,667 shares at $0.35 per share that vest over three years.

(5) Includes (i) 100,000 shares of common stock issued pursuant to the exercise of warrants granted in conjunction with a loan, (ii) 145,192 shares issuable upon exercise of warrants exercisable at $0.207 per share and (iii) 74,405 shares of common stock issuable upon conversion, at $.35 per share, of $25,000 of notes plus accrued interest. Includes: 666,667 vested options but does not include 333,333 additional shares that may be purchased for $0.40 per share; 333,333 vested options but does not include 658,333 additional shares that may be purchased for $0.35 per share; 8,333 vested options but does not include 16,667 additional shares that may be purchased for $0.35 per share, all upon exercise of stock options that vest over a period of three years.

(6) Includes 66,667 vested options but does not include non-qualified stock options to purchase 83,333 shares at an exercise price of $0.40 per share; includes 33,333 vested options but does not include non-qualified stock options to purchase 66,667 shares at an exercise price of $0.35 per share and vesting over three years.

(7) Includes 7,500 vested options but does not include 22,500 options granted in February 2004 exercisable at $0.50 per share and vesting over four years; includes 30,000 vested options but does not include 90,000 options granted in September 2004 exercisable at $0.35 per share and vesting over four years, 50,000 options to purchase shares at $0.40 per shares.

(8) Does not include 250,000 shares that may be purchased for $0.40 per share upon exercise of options that vest over three years.

(9) Includes (i) 1,825,000 shares of common stock acquired for $0.001 per share in connection with the Share Exchange and in consideration for providing and arranging for $300,000 of debt financing for Corporate Sports, (ii) 112,500 shares of common stock issued, (iii) an additional 150,000 shares of common stock issuable upon exercise of additional warrants issued in February 2004 in connection with an additional debt financing and, (iv) an additional 750,000 shares of common stock issuable upon exercise of additional warrants issued in February 2005 in consideration for extending the maturities of certain notes. Margery C. Rubin, as trustee, holds voting and investment power over the securities held by the Rubin Trust.


         Employment Contracts and Termination of Employment, and
         Change-in-Control Arrangements

Anthony G. Roth, our President and Chief Executive Officer, has a five-year employment agreement with us that became effective January 2, 2002 and was amended in November 2003. Pursuant to the amended agreement, Mr. Roth was paid an annual salary of $150,000 and was awarded a one-time bonus of $25,000 on November 13, 2003. As of December 2004, Mr. Roth's annual salary was increased to $160,000. Under this agreement, Mr. Roth is eligible for an annual bonus of up to 75% of his salary and is entitled to one-year severance if he is terminated by us without cause. If Mr. Roth is terminated following of a change in control, he will be entitled to two-years severance. Mr. Roth is also granted options to purchase 1,000,000 shares of our common stock at $0.50 per share and 785,000 options at $0.35 per share, both of which vest over four years pursuant to our stock option plan, which was adopted by our board of directors in November 2003.

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

         Stock Option Plan

Pursuant to our 2003 stock option plan approved in November 2003 and which expires on November 13, 2013, options to purchase an aggregate of 12,600,000 shares of our common stock may be issued. In July 2004, the Board of Directors voted to increase the authorized options from 4,000,000 to 12,600,000. This increase was ratified by the shareholders in April 2005. Of the 12,600,000 available, options to acquire 7,677,000 shares of our common stock have been issued at prices ranging from $0.35 to $0.50 per share as of September 30, 2005.

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

In March 2003, Corporate Sports borrowed $100,000 under a one-year line of credit provided by Charles A. Lieppe, as lender. Mr. Lieppe is Co-Chairman of our board of directors. Mr. Lieppe received a $1,000 fee on execution of the agreement and an additional $2,000 when Corporate Sports made its initial draw under the line of credit. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement were extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for consulting services previously rendered to Corporate Sports and as additional consideration under the $100,000 line of credit, Mr. Lieppe received five year warrants to purchase 0.5 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Lieppe was cancelled and exchanged for a new 7% bridge note in the amount of $100,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase an aggregate of 48,397 shares of Utix Common Stock at an exercise price of $0.207 per share. The maturity date of the note was subsequently extended to March 31, 2005. The new note was subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $1.5 million. The note has since been converted to a demand note, $50,000 of which is payable upon the next $500,000 equity raise, and the remaining $50,000 is payable upon the next $500,000 equity raise. The note is unconditionally guaranteed by Corporate Sports and is convertible into shares of our common stock at Mr. Lieppe's option after December 2004. In consideration for the loan extension, Mr. Lieppe received a warrant entitling him to purchase 100,000 shares of our common stock at an exercise price of $.001 per share. In addition, in April 2004 we issued to Mr. Lieppe a secured subordinated note for $25,000 that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note is subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million; upon such prepayment, we will pay a prepayment premium of 5% of the loan amount. The note is secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Lieppe agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Lieppe shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004, Mr. Lieppe agreed to convert his $25,000 note into 71,429 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of the registration statement that went effective on September 8, 2004.

In April 2003, Corporate Sports borrowed $75,000 under a one-year line of credit arrangement with Gerald Roth, as lender, on the same terms and conditions as the line of credit agreement with Charles A. Lieppe. Mr. Roth is a member of our board of directors. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement were extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement were secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for providing this loan, Mr. Roth received five year warrants to purchase 0.375 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Roth was cancelled and exchanged for a new 7% bridge note in the amount of $75,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase 36,298 shares of Utix Common Stock at an exercise price of $0.207 per share. The new note was subject to mandatory prepayment if, prior to such maturity date, had we completed an equity financing of at least $1.5 million. The note was unconditionally guaranteed by Corporate Sports and is convertible into shares of our common stock at Mr. Roth's option after December 2004. In consideration for the loan extension, Mr. Roth received a warrant entitling him to purchase 75,000 shares of our common stock at an exercise price of $.001 per share. Pursuant to an agreement in June 2004, Mr. Roth converted his $75,000 note into 214,286 shares of our common stock at a conversion price of $0.35 per share.

In April 2003, Corporate Sports borrowed $50,000 under a one-year line of credit arrangement with Steven Apesos, as lender, on the same terms and conditions as the line of credit agreement with Charles A. Lieppe. Mr. Apesos was our Executive Vice President. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, was due and payable in March 2004, unless the agreement were extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement were secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for providing this loan, Mr. Apesos received five year warrants to purchase 0.250 shares of common stock of Corporate Sports. In November 2003, the line of credit note issued by Corporate Sports to Mr. Apesos was cancelled and exchanged for a new 7% bridge note in the amount of $50,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase 24,199 shares of Utix Common Stock at an exercise price of $0.207 per share. In addition, Mr. Apesos lent Utix an additional $10,000. The new notes aggregating $60,000 were subject to mandatory prepayment if, prior to such maturity date, we had completed an equity financing of at least $1.5 million. The notes were unconditionally guaranteed by Corporate Sports and convertible into shares of our common stock at Mr. Apesos's option after December 2004. In consideration for the loan extension, Mr. Apesos received a warrant entitling him to purchase 60,000 shares of our common stock at an exercise price of $.001 per share.


In a similar transaction in July 2003, Mr. Apesos lent to Corporate Sports an additional $50,000, which accrues interest at the rate of 9% per annum and matures in August 2006. In consideration for providing this loan, Mr. Apesos received five year warrants to purchase common stock of Corporate Sports. Pursuant to the Share Exchange Agreement described below, the note issued by Corporate Sports was cancelled and exchanged for a note issued by Utix under the same terms and conditions as the original note issued by Corporate Sports, and the warrants were exchanged for warrants to purchase 96,795 shares of our Common Stock at an exercise price of $0.517 per share. The note is unconditionally guaranteed by Corporate Sports and is convertible into 116,154 shares of our common stock at Mr. Apesos's option after December 2004. We can prepay the note prior to August 1, 2004 by providing Mr. Apesos thirty-days notice and paying a 10% premium. In addition, in April 2004 Mr. Apesos lent Utix an additional $25,000 and we issued him our $25,000 secured subordinated note that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note is subject to mandatory prepayment if, prior to such maturity date, we had completed an equity financing of at least $3.5 million; upon such prepayment, we would have paid a prepayment premium of 5% of the loan amount. The note was secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Apesos agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Apesos would be entitled to receive regularly scheduled payments of principal and interest under the 10% notes.

Pursuant to an agreement in June 2004, Mr. Apesos agreed to convert all of his notes, aggregating $135,000, into 385,714 shares of our common stock, at a conversion price of $0.35 per share. In consideration of such conversion, we agreed to reduce the exercise price of the 96,795 warrants issued to Mr. Apesos in July 2003 from $0.517 to $0.35 per share upon effectiveness of our registration statement. We provided the same exercise price reductions to all other holders of our warrants exercisable at $0.517 per share who agreed to convert our notes into common stock at $0.35 per share.

In August 2004, Mr. Apesos lent $100,000 to us under a sixty (60) day note which accrues at an interest rate of 12% per annum. As of October 31, 2004 the loan is a demand loan, $50,000 of which was repaid on March 31, 2005 and $50,000 remains outstanding.

In accordance with the terms of the Share Exchange Agreement, Robert M. Rubin committed to provide Corporate Sports with $300,000 of debt financing. In November 2003, the Rubin Family Irrevocable Stock Trust purchased $112,500 of our 7% bridge notes due November 2004, and Mr. Rubin arranged for unaffiliated persons to purchase an additional $187,500 of such 7% notes. All such notes are unconditionally guaranteed by Corporate Sports. As additional consideration for providing $112,500 of the $300,000 of loans, the Rubin Trust received warrants entitling it to purchase 112,500 shares of our common stock at an exercise price of $.001 per share. In February 2004, in connection with the sale of $350,000 of additional 7% notes due in November 2004, the Rubin Family Irrevocable Stock Trust lent us an additional $150,000, arranged for an additional $100,000 of loans and received warrants to purchase 150,000 shares of our common stock at $0.10 per share. Pursuant to an agreement in June 2004, the Rubin Family Irrevocable Stock Trust agreed to extend the maturity date of the November bridge notes and February bridge notes to October 1, 2005 in exchange for us allowing the Trust, at any time prior to October 1, 2005, to convert the notes at $.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock, at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement. In addition, if the average trading price of our common stock, as traded on the OTC-Bulletin Board or any other securities exchange, shall be equal to or greater than $0.70 per share for the 30 consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that the Trust will receive at least 100% of the principal and interest on resale of the shares. In August 2004, the Rubin Trust agreed to rescind the agreement to extend the maturity date ab initio.

In January 2005, we renegotiated the terms of an aggregate of $550,000 of our 7% notes due November 2004 with the Rubin Trust and three other investors introduced to us by Robert M. Rubin. Under the terms of the arrangement, the new 7% notes mature November 2005 and are convertible by the holders at any time into shares of our common stock at a conversion price of $0.35 per share. In addition, we issued to the holders of the notes five year warrants to purchase an additional 1,571,429 shares of our common stock at an exercise price of $0.35 per share. As a result the Rubin Trust (that had lent us $262,500) received its pro rata share of such warrants to purchase an additional 750,000 shares.

During fiscal year ended September 30, 2004, we paid Anne Concannon, a former member of our board of directors, $98,069 for her services as a Sales Executive. Ms. Concannon resigned as a member of our board of directors on January 3, 2005.

Our business strategy depends largely upon our development agreement and services agreement with WildCard Systems, Inc. Gary Palmer, who is the Chief Operating Officer and a Director of Wildcard Systems, joined our board of directors in December 2003. Mr. Palmer resigned as a member of our board of directors on December 14, 2004.

In November 2003 we borrowed $10,000 from Anthony G. Roth, our President and Chief Executive Officer, and issued our 7% bridge note due November 2004. In April 2004 we issued to Roth Financial Group, Inc., which is controlled by Anthony G. Roth, secured subordinated notes for an aggregate amount of $185,000 due December 31, 2004. The notes bear interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes were subject to mandatory prepayment if, prior to such maturity date, had we completed an equity financing of at least $3.5 million; upon such prepayment, we will pay a prepayment premium of 5% of the loan amount. The notes were secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Roth agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Roth would be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004 Mr. Roth and Roth Financial Group agreed to convert $175,000 of the total indebtedness owed to such persons into 500,000 shares of our common stock at a conversion price of $0.35 per share upon effectiveness of our registration statement.

In April 2004 we issued to Stephen A. Weiss, a member of the law firm of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our then corporate and securities counsel, a secured subordinated note for $25,000 that is due December 31, 2004. The note bears interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note was subject to mandatory prepayment if, prior to such maturity date, had we completed an equity financing of at least $3.5 million; upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The note was secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes that we issued in May 2004, Mr. Weiss agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Weiss would be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004, Mr. Weiss agreed to convert his note into 71,429 shares of our common stock at a conversion price of $0.35 per share.

In June 2005, we repurchased for $1,500, an aggregate of 1,500,000 of the 2,470,000 shares of our common stock owned by Joel Pensley. We cancelled the 1,500,000 shares repurchased. Mr. Pensley was the former President and principal stockholder of Utix prior to the November 2003 share exchange. In partial consideration of the stock repurchase, we issued to Mr. Pensley a five year warrant to purchase up to 750,000 of our shares of common stock at an exercise price of $0.15 per share. We also registered the 970,000 remaining shares owned by Mr. Pensley as well as the 750,000 shares issuable upon exercise of his warrant.

In February, 2005, we raised $1,500,000 comprised of the sale of a $1,000,000 convertible promissory note to John Winfield and the InterGroup Corporation and 1,250,000 shares of our common stock at $0.40 per such share through Laconia Capital Corporation, a registered broker-dealer. In connection with these transactions, John Winfield and the InterGroup Corporation purchased 2,323,071 shares of our common stock from Anne Concannon a former member of our board of directors and 4 persons introduced to us by Great Court Capital, LLC purchased 1,000,000 such shares from Jonathan Adams, a present member of our board of directors, both in privately negotiated transactions. John Winfield also entered into an advisory agreement with us which provides, among other things, for his receipt of warrants to purchase 2,000,000 shares of our common stock at $0.55 per share, and a 6% commission any sales made by us to any purchaser of our products that he introduces to us.

In February 2005, we sold $600,000 in convertible notes through Gravitas, LLC, a registered broker-dealer. Gravitas acted as a placement agent for our shares of common stock in our "best efforts" public offering that were registered for resale in a registration statement that went effective September 8, 2004.

ITEM 13.  INDEX TO EXHIBITS
          -----------------

------------ ------------------------------------------------------ ------------
Exhibit No.  DOCUMENT                                               PAGE
------------ ------------------------------------------------------ ------------
------------ ------------------------------------------------------ ------------
3.1          Amended and  Restated  Certificate of Incorporation of
             Chantal Skin Care Corporation*
------------ ------------------------------------------------------ ------------
3.2          Amended Bylaws of Utix Group, Inc.*
------------ ------------------------------------------------------ ------------
------------ ------------------------------------------------------ ------------
10.1         Convertible  Loan  Agreement,  dated October 2003, by
             and among Utix Group,  Inc.,  as Borrower,  Corporate
             Sports  Incentives,   Inc.,  as  Guarantor,  and  the
             lenders who are signatories thereto, for an aggregate
             amount of $225,000.*
------------ ------------------------------------------------------ ------------
10.2         Loan Agreement, dated October 2003, by and among Utix
             Group,   Inc.,   as   Borrower,    Corporate   Sports
             Incentives,  Inc., as Guarantor,  and the lenders who
             are signatories  thereto,  for an aggregate amount of
             $600,000   (collectively   with   Exhibit   3.1,  the
             "November 2003" loan)*.
------------ ------------------------------------------------------ ------------
10.3         Lock-Up Agreement,  dated as of November 13, 2003, by
             and  among  Utix   Group,   Inc.   and  each  of  the
             stockholders listed on Schedule A thereto.*
------------ ------------------------------------------------------ ------------
9.1          Voting  Agreement,  dated as of November 13, 2003, by
             and between the Rubin Family  Irrevocable Stock Trust
             and Utix Group, Inc.*
------------ ------------------------------------------------------ ------------
9.2          Voting  Agreement,  dated as of November 13, 2003, by
             and between certain  stockholders of Utix Group, Inc.
             and Utix Group, Inc.*
------------ ------------------------------------------------------ ------------
10.4         FORM OF WARRANT ISSUED IN CONNECTION WITH LOAN AGREEMENTS*
------------ ------------------------------------------------------ ------------
10.5         Loan Agreement,  dated July 2003, and the replacement
             notes  issued by Utix  Group,  Inc.  pursuant  to the
             Share Exchange Agreement (see Exhibit 12)*
------------ ------------------------------------------------------ ------------
10.6         Loan  Agreement,  dated  February  2004, by and among
             Utix  Group,  Inc.,  as  Borrower,  Corporate  Sports
             Incentives,  Inc., as Guarantor,  and the lenders who
             are signatories  thereto,  for an aggregate amount of
             $350,000**
------------ ------------------------------------------------------ ------------
10.7         Loan  Agreement,  dated April 2004, by and among Utix
             Group,   Inc.,   as   Borrower,    Corporate   Sports
             Incentives,  Inc., as grantor of a security interest,
             and the lenders who are signatories  thereto,  for an
             aggregate amount of $300,000.**
------------ ------------------------------------------------------ ------------
10.8         Securities Purchase Agreement, dated May 2004, by and
             among Utix Group,  Inc.,  Great Court Capital LLC and
             the purchasers who are signatories thereto ***
------------ ------------------------------------------------------ ------------
------------ ------------------------------------------------------ ------------
10.9         Development  Agreement,  dated April 4, 2003,  by and
             between WildCard  Systems,  Inc. and Corporate Sports
             Incentives, Inc.*
------------ ------------------------------------------------------ ------------
10.10        Ticket  Issuer  Agreement,  dated as of  January  21,
             2004,  by and between  Discover  Financial  Services,
             Inc. and Utix Group, Inc.*
------------ ------------------------------------------------------ ------------
10.11        EMPLOYMENT AGREEMENT FOR ANTHONY G. ROTH*
------------ ------------------------------------------------------ ------------
10.12        2003 STOCK OPTION PLAN*
------------ ------------------------------------------------------ ------------
10.13        Lease for principal  offices located at 170 Cambridge
             Street, Burlington, MA*
------------ ------------------------------------------------------ ------------
10.17        Loan  Agreement,  dated July 2005,  by and among Utix
             Group,  Inc.,  as  Borrower  and the  lenders who are
             signatories  thereto,  for  an  aggregate  amount  of
             $1,310,000****
------------ ------------------------------------------------------ ------------
10.14        Share  Exchange  Agreement,  dated as of October  31,
             2003, by and among Utix Group, Inc. (fka Chantal Skin
             Care Corporation), Corporate Sports Incentives, Inc.,
             Joel Pensley, an individual,  and the stockholders of
             Corporate Sports Incentives, Inc.*
------------ ------------------------------------------------------ ------------
10.15        Agreement between InComm and Utix Group, Inc.***
------------ ------------------------------------------------------ ------------
10.16        Lease for offices at New England Executive Park*****
------------ ------------------------------------------------------ ------------
14           Code of Ethics
------------ ------------------------------------------------------ ------------

* Previously filed with the Form 10-SB filed with the Commission on February 12, 2004.

** Previously filed with the Form 10-SB filed with the Commission on April 12, 2004.

*** Previously filed with the Form 10-SB filed with the Commission on June 17, 2004.

**** Previously filed with the Form 10-SB filed with the Commission on August 19, 2004.

***** Previously filed with Form 10-QSB filed with the  Commission on August 19,
      2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

INDEPENDENT REGISTERED PUBLIC ACCOUNTANT'S FEES

The following is a summary of the fees billed to the Company by Vitale, Caturano & Company, Ltd. for professional services rendered for the fiscal years ended September 30, 2005 and 2004:

          FEE CATEGORY       FISCAL 2005 FEES      FISCAL 2004 FEES
          ------------       ----------------      ----------------

        Audit Fees                $115,500             $139,343
        Audit-Related Fees              --                   --
        Tax Fees                        --                   --
        All Other Fees                  --                   --
                                  --------             --------
           Total Fees             $115,500             $139,343

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

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." No such fees were billed by Vitale, Caturano & Company, Ltd. in either Fiscal 2005 or Fiscal 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Vitale, Caturano & Company, Ltd. in Fiscal 2004.

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

            SIGNATURE                     TITLE                          DATE
/s/ Jonathan Adams             Co-Chairman of the Board of      January 13, 2006
-------------------------      Directors
Jonathan Adams

/s/ Charles A. Lieppe          Co-Chairman of the Board of      January 13, 2006
-------------------------      Directors
Charles A. Lieppe

/s/ Anthony G. Roth            President, Chief Executive       January 13, 2006
-------------------------      Officer, Director, and
Anthony G. Roth                Interim Chief Financial
                               Officer

/s/ Robert Corliss             Director                         January 13, 2006
-------------------------
Robert Corliss

/s/ Gerald Roth                Director                         January 13, 2006
-------------------------
Gerald Roth

/s/ Robert Powers              Director                         January 13, 2006
-------------------------
Robert Powers

Insert New Exhibits
--------------------------------------------------------------------------------

10.17 July 2005 note