Form 10QSB
period 2005-12-31
UTIX GROUP INC
filed 2006-02-14
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended December 31, 2005

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _________________ to ______________

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

                                                            Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                            Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of February 14, 2006 was 37,413,468.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                UTIX GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                           Page

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3
             Unaudited Balance Sheet as of December 31, 2005 and
               Audited Balance Sheet as of September 30, 2005
             Unaudited Statements of Operations for the Three Months
               Ended December 31, 2005 and 2004
             Unaudited Statements of Cash Flows for the Three Months
               Ended December 31, 2005 and 2004
             Unaudited Statements of Stockholders' Deficit for the Three
               Months Ended December 31, 2005
             Notes to Unaudited Financial Statements
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     27
Item 3.   Controls and Procedures                                          39

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings                                                40
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      40
Item 3.   Defaults upon Senior Securities                                  42
Item 4.   Submission of Matters to a Vote of Security Holders              42
Item 5.   Other Information                                                42
Item 6.   Exhibits                                                         42

                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                UTIX GROUP, INC.

                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005
                                    UNAUDITED

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:

    Balance Sheet                                               4

    Statement of Operations                                     5

    Statement of Cash Flows                                     6

    Statement of Changes in Stockholders' Deficit               7

    Notes to Financial Statements                               8

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                         2005             2005
                                                                      ------------------------------
                                                                       (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $    359,637    $     748,586
   Restricted cash                                                       1,234,308        1,155,602
   Accounts receivable, net                                                 97,198            9,139
   Inventory, net                                                           56,437           37,035
   Prepaid expenses and other current assets                               153,399          200,195
                                                                      ------------------------------
      Total current assets                                               1,900,979        2,150,557
                                                                      ------------------------------

Property and equipment:
   Equipment and software                                                  343,195          337,345
   Furniture and fixtures                                                   51,548           51,548
                                                                      ------------------------------
                                                                           394,743          388,893
   Less - accumulated depreciation                                         241,028          206,255
                                                                      ------------------------------
Property and equipment, net                                                153,715          182,638
                                                                      ------------------------------

Other assets                                                               208,917          246,039

                                                                      ------------------------------
TOTAL ASSETS                                                          $  2,263,611    $   2,579,234
                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current maturities of notes payable                                   3,181,000        3,235,000
   Current maturities of notes payable to related parties                  150,000          150,000
   Current maturities of capital lease obligations                          22,273           24,108
   Accounts payable                                                        422,797          221,603
   Accrued expenses                                                      1,214,026          938,638
   Customer deposits                                                       769,062          719,476
   Deferred revenue                                                        829,151          784,600
                                                                      ------------------------------
      Total current liabilities                                          6,588,309        6,073,425
                                                                      ------------------------------

Long-term liabilities:
   Notes payable - less current maturities                               1,600,000        1,600,000
   Capital lease obligations - less current maturities                      14,808           19,306
                                                                      ------------------------------
      Total long-term liabilities                                        1,614,808        1,619,306
                                                                      ------------------------------

Stockholders' deficit:
   Preferred stock, $0.001 par value, 25,000,000 shares authorized;
      no shares issued and outstanding                                          --               --
   Common stock, $0.001 par value, 100,000,000 shares authorized;
      37,413,468 and 37,213,468 shares issued and outstanding at
      December 31, 2005 and at September 30, 2005, respectively             37,413           37,213
   Additional paid in capital                                           10,367,166       10,389,662
   Accumulated deficit                                                 (16,344,085)     (15,540,372)
                                                                      ------------------------------
      Total stockholders' deficit                                       (5,939,506)      (5,113,497)

                                                                      ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  2,263,611    $   2,579,234
                                                                      ==============================

   The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                          2005                 2004
                                                   ----------------------------------------
                                                      (UNAUDITED)           (UNAUDITED)
Net revenues                                       $          436,612    $       1,194,893

Cost of revenues                                              216,197            1,252,798
Provision for inventory write-down                                  -               46,000
                                                   ----------------------------------------

      Gross profit (loss)                                     220,415             (103,905)

Selling and administrative expenses                           790,204            1,507,279
Non-cash operating expenses (income)                          (22,496)             859,222
                                                   ----------------------------------------

      Loss from operations                                   (547,293)          (2,470,406)
                                                   ----------------------------------------

Other income (expense):
   Investment income, net                                       1,908               25,558
   Interest expense                                          (124,181)             (68,449)
   Non-cash interest and other expense                       (134,147)            (404,079)
                                                   ----------------------------------------
                                                             (256,420)            (446,970)
                                                   ----------------------------------------

      Loss before provision (benefit) for income
         taxes                                               (803,713)          (2,917,376)

Provision (benefit) for income taxes                                -                    -
                                                   ----------------------------------------

                                                   ----------------------------------------
      Net loss                                     $         (803,713)   $      (2,917,376)
                                                   ========================================

Net loss per share:
   Basic and diluted                               $            (0.02)   $           (0.09)

Weighted average number of shares outstanding:
   Basic and diluted                                       37,261,022           34,184,158

   The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                    2005            2004
                                                                                 ----------------------------
                                                                                 (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                                      $  (803,713)   $ (2,917,376)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                34,773          35,654
         Non-cash interest and other expense                                         134,147         404,079
         Non-cash operating (income)expenses                                         (22,496)        859,222
         Changes in assets and liabilities
            (Increase) decrease in:
               Accounts receivable                                                   (88,059)        (16,985)
               Inventory                                                             (19,402)        (47,529)
               Prepaid expenses                                                       46,796        (188,393)
               Other assets                                                           15,550               -
            Increase (decrease) in:
               Accounts payable                                                      201,194         202,696
               Accrued expenses                                                      162,888        (232,483)
               Deferred revenue                                                       44,551         479,068
               Customer deposits                                                      49,586      13,249,392
                                                                                 ----------------------------
                  Net cash (used in) provided by operating activities               (244,185)     11,827,345
                                                                                 ----------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                (5,850)        (70,822)
                                                                                 ----------------------------
                  Net cash used in investing activities                               (5,850)        (70,822)
                                                                                 ----------------------------

Cash flows from financing activities:
   Proceeds from notes payable                                                       146,000               -
   Proceeds from related party notes payable
   Repayment of notes payable                                                       (200,000)       (170,000)
   Restricted cash                                                                   (78,706)    (10,491,197)
   Proceeds from warrant exercise                                                        125               -
   Proceeds from sale of common stock                                                      -       1,952,821
   Payments on capital lease obligations                                              (6,333)         (4,008)
                                                                                 ----------------------------
                  Net cash used in financing activities                             (138,914)     (8,712,384)
                                                                                 ----------------------------

Net (decrease) increase in cash and cash equivalents                                (388,949)      3,044,139

Cash and cash equivalents, beginning of period                                       748,586       2,687,342
                                                                                 ----------------------------

Cash and cash equivalents, end of period                                         $   359,637    $  5,731,481
                                                                                 ============================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                        $    19,374    $    134,352
                                                                                 ============================

Supplemental disclosure of noncash investing and financing activities:
   Conversion of notes and interest to common stock                              $         -    $  1,901,520
                                                                                 ============================

  The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------

                                                                     Additional                       Total
                             Preferred Stock       Common Stock        Paid in    Accumulated    Stockholders'
                             Shares   Amount    Shares     Amount      Capital      Deficit         Deficit
                             ----------------------------------------------------------------------------------
Balance, September 30, 2005       -  $     -  37,213,468  $ 37,213  $ 10,389,662  $ (15,540,372) $  (5,113,497)
                             ==================================================================================

Net Loss                          -        -           -         -             -       (803,713) $    (803,713)

Reduction of compensation
   expense for non-employee
   stock option grants            -        -           -         -       (22,496)             -  $     (22,496)
Exercise of warrants              -        -     200,000       200             -              -  $         200

                             ----------------------------------------------------------------------------------

Balance, December 31, 2005        -  $     -  37,413,468  $ 37,413  $ 10,367,166  $ (16,344,085) $  (5,939,506)
                             ==================================================================================

        The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

1.    NATURE OF THE BUSINESS AND GOING CONCERN

      Utix Group, Inc. (and its subsidiary Corporate Sports Incentives, Inc. (the Company)) primarily provides prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, movie theatres, bowling centers and other venues nationwide.

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

      The Company is seeking and is in need of additional financing in order to provide working capital, meet escrow requirements, produce inventory and expand its marketing and selling activities. On January 21 2006, the Company closed on an agreement to sell Series A Convertible Preferred Stock, for $5,465,000, to convert all existing debt into common stock and warrants, and to exchange existing warrants for new warrants (see Note 8).

      However, there can be no assurance that the Company will be successful in achieving positive cash flows or in obtaining additional capital necessary to continue ongoing operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

      The financial information as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three months ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2006 or for any future periods.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2005, together with the auditors' report, included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

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

      RESTRICTED CASH

      The Company had cash of $250,564 and $250,612 in escrow at Discover Bank, at December 31, 2005 and September 30, 2005, respectively and $984,308 and $904,990 at 5 Star Bank to cover activated magnetic strip tickets, at December 31, 2005 and September 30, 2005, respectively. In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star
      Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      INVENTORY

      Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market. In the three months ended December 31, 2004, the Company recorded a $46,000 provision on its inventory given a later than anticipated entry into the holiday retail market. In the second fiscal quarter of 2005, Management made a decision to redesign its retail packaging to improve its functionality and has deemed much of its inventory of directories to be out of date.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      STOCK-BASED COMPENSATION (CONTINUED)

      All options granted in the years ending September 30, 2005 and 2004 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. No options were granted in the first quarter of fiscal 2006. Options granted have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123.

      The weighted average assumptions used for options granted during the first quarter ending December 31, 2005 and 2004 are as follows:

                                     For the Three Months Ended December 31,
                                            2005               2004
                                            ----               ----
    Risk-free interest rate              3.18 - 4.35%       3.18 - 4.10%
    Expected lives                      5 - 10 years       5 - 10 years
    Expected volatility                           50%                50%
    Dividend yield                                 0%                 0%
    Weighted-average fair value of
       grants                                  $0.10              $0.16

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per share based upon the fair value at the grant date for stock options awarded in the three months ended December 31, 2005 and 2004 would have increased the pro-forma net loss as indicated below.

                                        For the Three Months Ended December 31,
                                                2005                 2004
                                                ----                 ----
 Net loss, as reported                    $    (803,713)        $ (2,917,376)
 Additional compensation expense                (49,709)             (53,882)
                                          -------------         ------------
 Pro forma net loss                       $    (853,422)        $ (2,971,258)
                                          =============         ============
 Net loss per share (basic and diluted)   $       (0.02)        $      (0.09)
                                          =============         ============
 Pro forma net loss per share
    (basic and diluted)                   $       (0.02)        $      (0.09)
                                          =============         ============

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      STOCK-BASED COMPENSATION (CONTINUED)

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

3.    NOTES PAYABLE TO RELATED PARTIES

      Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at December 31, 2005 and September 30, 2005:

                                                   December 31,   September 30,
                                                      2005            2005
                                                  -------------   -------------

Notes payable (7% Convertible Notes), face
   value of $100,000 at December 31 and
   September 30, 2005, respectively. Interest
   payable quarterly at 7%, outstanding
   principal and accrued interest payable on
   demand. The notes were originally
   convertible at $0.43 per common share, at
   the holders request between July 15, 2004
   and July 15, 2006. Some of these notes were
   converted at $0.35 per common share during
   the year ended September 30, 2005.                   100,000         100,000

Notes payable (12% Notes), face value of
   $50,000 at December 31 and September 30,
   2005, respectively. Interest payable
   quarterly at 12%, outstanding principal and
   accrued interest payable on demand. A
   portion of these notes was repaid during the
   year ended September 30, 2005.                        50,000          50,000
                                                  -------------   -------------
                                                        150,000         150,000
Less - current maturities                               150,000         150.000
                                                  -------------   -------------
Notes payable to related parties - less
   current maturities                             $           -   $           -
                                                  =============   =============

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

4.    NOTES PAYABLE

      Notes payable at December 31, 2005 and September 30, 2005 consisted of the following:

                                                   December 31,   September 30,
                                                      2005            2005
                                                  -------------   -------------

Notes payable (7% Notes), face value of
   $300,000 at December 31 and September 30,
   2005, respectively. Interest payable
   quarterly at 7%, outstanding principal and
   accrued interest which was originally due at
   maturity, November 30, 2005. $20,000 of
   these notes was repaid and $210,000 was
   converted at $0.35 per common share during
   the year ended September 30, 2005.             $     300,000   $     300,000

Notes payable (15% Notes), face value of
   $1,250,000 at December 31 and September 30,
   2005, respectively. Interest payable
   quarterly at 15%, outstanding principal and
   accrued interest originally due at maturity,
   November 30, 2005. Some of these notes were
   converted at $0.35 per common share during
   the year ended September 30, 2005.                 1,250,000       1,250,000

Notes payable (12% Notes), face value of
   $125,000 at December 31 and September 30,
   2005, respectively. Interest payable
   quarterly at 12%, outstanding principal and
   accrued interest originally due at maturity,
   through December 31, 2005. Some of these
   notes were converted at $0.35 per common
   share during the year ended September 30,
   2005.                                                125,000         125,000

Notes payable ($350K Notes), face value of
   $250,000 at December 31 and September 30,
   2005, respectively. Interest payable
   semi-annually at 7%, outstanding principal
   and accrued interest which was originally
   due at maturity, November 30, 2005. $100,000
   of these notes was repaid during the year
   ended September 30, 2005.                            250,000         250,000

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

4.    NOTES PAYABLE (CONTINUED)

Notes payable (5% Convertible Notes), face
   value of $1,600,000 at December 31 and
   September 30, 2005, respectively. Interest
   payable is at 7%, outstanding principal and
   accrued interest which was originally due at
   maturity, February 11, 2008. The notes are
   convertible at $0.40 per common share.             1,600,000       1,600,000

Notes payable (12% Convertible Notes), face
   value of $1,110,000 and $1,310,000 at
   December 31 and September 30, 2005,
   respectively. Interest payable is at 12%,
   outstanding principal and accrued interest
   which was originally due at maturity,
   September 19, 2005. The notes are
   convertible at $0.125 per common share.            1,110,000       1,310,000

Notes payable (12% Convertible Bridge Notes),
   face value of $146,000 at December 31, 2005.
   Interest payable is at 12%, outstanding
   principal and accrued interest originally
   due at maturity, in March 2006. The notes
   are convertible at $0.125 per common share.          146,000               -
                                                  -------------   -------------
                                                      4,781,000       4,835,000
   Less - current maturities                          3,181,000       3,235,000
                                                  -------------   -------------

   Notes payable - less current maturities        $   1,600,000   $   1,600,000
                                                  =============   =============

      In October 2004, the holders of $125,000 of 7% Convertible Notes to related parties converted to 357,143 shares at $.35 per share. The original conversion price was $0.43 per share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 was converted to a demand note, $50,000 of which was payable upon the next $500,000 equity raise, and the remaining $50,000 was payable upon the next $500,000 equity raise (see
      Note 8).

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

4.    NOTES PAYABLE (CONTINUED)

      In consideration for extending the maturity date to November 30, 2005 (see
      Note 8) on the remaining $300,000 7% Notes to unrelated parties, the Company granted additional 5-year warrants to purchase 857,143 common shares at $0.35 per share. All of the holders of the remaining $300,000 notes to unrelated parties had accepted the terms of the extension. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and $79,046 of which was charged to non-cash interest and other expense during the quarter ended December 31, 2004.

      In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $0.35 per share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 2,604,167 shares at $0.48 per share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued in May 2004. The Company was required to file a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 9,750,025 shares). As of December 31, 2005, the Company had registered the shares underlying the warrants but had not registered the shares underlying potential conversion of the note, and accordingly has accrued the applicable penalty.

      In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders new 5-year warrants to purchase 714,285 common shares at $0.35 per share in exchange for extending the maturity date of the notes to November 30, 2005 (see
      Note 8). The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and $105,435 of which was charged to non-cash interest and other expense during the quarter ended December 31, 2004.

      Two 12% Note holders converted their notes, aggregating to $80,000, to 228,571 shares at $0.35 shares in October 2004 and another converted $125,000 in notes to 357,143 shares in December 2004. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% Notes to related parties was converted to a demand note; $50,000 was repaid on March 31, 2005 and $50,000 remains outstanding at September 30, 2005 (see Note 8). The holder of the remaining $125,000 of 12% Notes to unrelated parties agreed to extend this note to December 31, 2005 (see Note 8).

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

4.    NOTES PAYABLE (CONTINUED)

      In February 2005, the Company closed on a $1.6 million, 5% Convertible Note, with principal and interest due at maturity, February 2008 (see Note
      8). Principal and interest may be converted at any time at the option of the holder to common stock at $0.40 per share (see Note 8). The Company paid $188,000 in fees related to this debt financing which is being recorded to interest expense over the life of the note. For the three months ended December 31, 2005, $15,667 of this deferred financing cost has been expensed to non-cash interest and other, leaving an unamortized balance of $130,556 at December 31, 2005.

      As of September 30, 2005, the Company was in default on the 12% Convertible Notes. During the three months ended December 31, 2005, the Company repaid $200,000 plus a portion of the accrued interest. The holders of $810,000 in notes have agreed to extend the maturity of their notes and to convert principal and interest into the next equity round of financing which closed in January 2006 (see Note 8). To defer demand on $300,000 of these notes, the Company issued additional warrants to purchase 2,400,000 common shares at an exercise price of $0.125. The fair value of the warrants was nominal. These warrants will expire in December 2007.

      Subsequent to September 30, 2005, the Company raised $146,000 through the issuance of 12% Convertible Notes. These notes are convertible into common stock at $0.125 per common share and mature on March 31, 2006. The notes are accompanied by warrants to purchase 584,000 shares at $0.125. The warrants expire in December 2007. The fair value of these warrants was not material therefore the Company did not record a charge.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

4.    NOTES PAYABLE (CONTINUED)

      ADVISORY AGREEMENT

      During the year ended September 30, 2005, the Company terminated their Advisory Agreement with an unrelated third party (Advisory Agreement). The Company sold to the third party for $0.001 per share, or $1,125, a total of 1,125,000 shares; issued additional five year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses during the year ended September 30, 2005. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses during the quarter ended December 31, 2004.

5.    WARRANTS

      In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 825,000 shares of the Company's common stock at an exercise price of $0.001. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $146,566 created original issue discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of December 31, 2004 through charges to non-cash interest and other expense of $19,481 and $104,797 for the quarter ended December 31, 2004. These warrants were exercised during fiscal 2004.

      In connection with the 9% Convertible Notes described in Note 5, the Company issued detachable warrants allowing for the purchase of 909,869 shares of the Company's common stock at an exercise price of $0.52 per share. The warrants will expire on November 13, 2008. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal. In June 2004, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $0.52 to $0.35 per share and increased the number

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

5.    WARRANTS (CONTINUED)

      of common shares underlying warrants from 909,869 to 1,342,857, in exchange for the holders converting their notes to common stock. The Company recorded a charge to non-cash interest and other expense of $107,433 during the quarter ended December 31, 2004 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

      In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 350,000 shares of the Company's common stock at $0.10 per share, subject to anti-dilution provisions. The warrants will expire in February 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $35,853 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants which was accounted for as additional paid-in-capital in the accompanying statement of stockholders' equity during the year ended September 30, 2004 created original issue discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The unamortized value of the discount as of December 31, 2004 was $2,323. Amortization recorded in non-cash interest and other expense was approximately $9,873 for the quarter ended December 31, 2004.

      In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 4,385,715 shares of common stock at $0.35 per share. The warrants will expire in June 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $359,500 created original issuance discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Additionally, in connection with the issuance, the Company paid a fee to an unrelated party of $114,000, issued warrants to a different unrelated party, granting the holder the right to purchase 500,000 shares of common stock at $0.15 per share, and granted 154,286 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants and stock was calculated using the Black-Scholes option pricing model. The consideration was approximately $255,000, and was accounted for as additional paid-in capital, approximately $81,000 of which was expensed to non-cash operating expense during the quarter ended December 31, 2004 and $174,000 of which was amortized as non-cash interest and other expense over the (one year) life of the note.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

5.    WARRANTS (CONTINUED)

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

      In exchange for consulting services provided, the Company issued warrants to unrelated parties allowing for the purchase of 210,000 shares of the Company's common stock at $0.001 per share. The warrants will expire in May 2010. The warrants were valued at $26,065 using the Black-Scholes model and were recorded as non-cash interest and other expense during the quarter ended June 30, 2005. In June 2005, 10,000 of these warrants were exercised. The remaining four warrant holders exercised their warrants for 200,000 common shares at $0.001 per share during the three months ended December 31, 2005.

      The warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the three months ended December 31, 2005 and 2004 are as follows.

                                                  2005           2004
                                                  ----           ----
      Risk-free interest rates                4.43 - 4.45%   2.96-3.96%
      Expected lives                          2 years        2 - 5 years
      Expected volatility                     50%            50%
      Dividend yield                          0%             0%
      Weighted-average fair value of grants   $0.00          $0.10

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

5.    WARRANTS (CONTINUED)

      The following is a summary of warrants outstanding as of December 31, 2005.

  NUMBER       ISSUE DATE       ISSUED IN CONNECTION WITH    EXERCISE PRICE    EXPIRATION DATE
----------   --------------   ----------------------------   --------------    ---------------
   108,894   November 2003    7% Convertible Notes               $  0.21       November 2008
 1,342,857   November 2003    9% Convertible Notes               $  0.35       November 2008
   350,000   February 2004    $350K Notes                        $  0.10       February 2009
    96,795   November 2003    Services performed                 $  0.21       November 2008
 4,385,715   June 2004        15% Notes                          $  0.35       June 2009
   500,000   June 2004        15% Notes                          $  0.15       June 2009
   853,120   September 2004   Services performed                 $ 0.385       September 2009
   457,610   September 2004   Services performed                 $ 0.495       December 2009
 2,000,000   February 2005    Services performed                 $  0.55       February 2007
   525,000   February 2005    Services performed                 $  0.44       February 2010
   584,000   December 2005    12% Convertible Bridge Notes       $ 0.125       December 2007
   750,000   June 2005        Repurchase of stock                $  0.15       June 2010
 1,125,000   November 2004    Advisory Agreement                 $  0.48       November 2009
 2,604,166   November 2004    15% Notes - extension              $  0.48       November 2009
   857,143   November 2004    7% Notes - extension               $  0.35       November 2009
   714,286   November 2004    $350K Notes - extension            $  0.35       November 2009
12,880,000   July 2005        12% Convertible Notes              $ 0.125       July 2007
----------
30,134,586
==========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

6.    STOCK COMPENSATION AND OPTION PLAN

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

      Under the Plan, the option exercise price is at least equal to the stock's fair market price on the date of grant, and the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. In April 2005, the Board of Directors approved and the shareholders ratified an amendment to increase in the number of options that may be granted by the Company under the Plan from 10,000,000 to 12,600,000. No options where granted during the first quarter ended December 31, 2005 or 2004.

      On September 8, 2004, 1,445,000 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $0.35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility, the fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options at December 31, 2005 resulting in an approximately $22,500 reduction to non cash operating expenses for the quarter ended December 31, 2005. The Company remeasured the fair value of the unearned options at December 31, 2004 and recorded approximately $41,600 as non cash operating expense for the quarter ended December 31, 2004.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

7.    EARNINGS PER SHARE

      Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended December 31, 2005 and 2004, potentially dilutive shares, representing an aggregate of 55,459,823 and 16,169,549 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because of their anti-dilutive effect.

      The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                              Three Months Ended
                                      December 31,          December 31,
                                          2005                  2004

Net loss                              $   (803,713)         $ (2,917,376)
                                      ============          ============
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                              37,261,022            34,184,158
                                      ============          ============
Basic and diluted net loss
   per common share                   $      (0.02)         $      (0.09)
                                      ============          ============
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                30,134,586             8,094,991
                                      ============          ============
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per share due to
   anti-dilutive effects                17,851,987               232,558
                                      ============          ============
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per share due to
   anti-dilutive effects                 7,473,250             7,842,000
                                      ============          ============

--------------------------------------------------------------------------------

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

8.    SUBSEQUENT EVENTS (UNAUDITED)

      The Company closed a Purchase Agreement on January 21, 2006 with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Pallisades Master Fund LP, Geduld Capital, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 68,312,500 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company offered the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of up to $5,465,000. For each share of Series A Preferred Stock purchased investors will receive five year warrants to purchase 62,500 shares of Common Stock with an exercise price of $0.04 per share. In addition for a period of one year following the closing of the Offering, the Investors will have the option to purchase up to an additional $2,000,000 of Series A Preferred Stock and Warrants on the same terms and conditions as the Preferred Stock and Warrants issued in this Offering (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock).

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

      The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $0.02, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

8.    SUBSEQUENT EVENTS (CONTINUED)

      The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then the Company must pay to each investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

      As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 12, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 12, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 123,275,000 shares of Common Stock at the conversion rate of $0.02 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 19,724,000 shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 30,818,750 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders")of the Company's outstanding warrants (the "Original Warrants") as of January 12, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase approximately 17,142,293 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, the Company has agreed to issue an aggregate of 145,000,000 shares of its Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants. As of January 12, 2006, the Company has obtained the consent of all of the Debtholders and Warrantholders as to the terms of the Restructuring.

      In addition to the foregoing, as consideration for certain defaults related to the Company's registration obligations, the Company issued an aggregate of 7,600,000 shares of Common Stock (or Common Stock equivalents).

      The Company does not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company is required to issue pursuant to the terms of the Restructuring or the Offering. The Company intends to promptly after the Restructuring and the closing date of the Offering, take all action necessary to obtain the stockholder approval required to effectuate an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 375,000,000 (the "Amendment") and effectuate a one-for-100 reverse split of the Common Stock (the "Reverse Split"). Upon completion of the Amendment and Reverse

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

8.    SUBSEQUENT EVENTS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis in this Quarterly Report on Form 10-QSB (the "Report") provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Report, and our Annual Report on From 10-KSB for the fiscal year ended September 30, 2005 (the "Annual Report").

This filing contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in this Item 2. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Readers are referred to the caption entitled "Risk Factors" appearing at the end of Part I, Item 1 of the Annual Report. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

GENERAL

We were incorporated in Delaware in 1988, under the name "Deterministics, Inc." In 1989, we changed our name to "Bright Star - World Entertainment, Inc." In 1994, we changed our name to "Cyto Skin Care Corporation", and, later that year, to "Chantal Skin Care Corporation." Beginning in 1999, Chantal Skin Care Corporation was an inactive company having no assets, liabilities, operations or transactions.

In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation ("Corporate Sports"), and changed our name to "Utix Group, Inc." As a result of the exchange, (i) Corporate Sports became our wholly owned subsidiary, (ii) the former security holders of Corporate Sports acquired a controlling interest in our company, and (iii) Corporate Sports' business became our primary business operations.

Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide.

Our products are offered through two distinct distribution channels:

      o sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users; and

      o sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains.

Our principal strategic goals are to (i) establish our prepaid experience tickets as the next generation of prepaid products, thereby increasing our revenues and profits, and (ii) establish our company as the premier provider of prepaid lifestyle experiences in the sports, recreation, leisure, and entertainment arenas.

To date we have incurred significant losses from operations and, at December 31, 2005, had an accumulated deficit of $16,344,085. At December 31, 2005, we had $359,637 of cash and cash equivalents. Subsequently, on January 21, 2006, we sold an aggregate of 1,093 shares of our Series A Preferred Stock, and warrants to purchase 68,312,500 shares of our common stock, to certain accredited investors. As a result of the consummation of this private placement, and the anticipated cash flow from our operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. The Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2004.

REVENUE: Our net revenue decreased $758,281, or approximately 63.5%, to $436,612, in the three-month period ended December 31, 2005, as compared to $1,194,893 in the three-month period ended December 31, 2004. The decrease in revenue in the first quarter of fiscal 2005, as compared to the same period in 2004, is attributable to a corresponding decrease in movie ticket sales. The movie ticket product was introduced in late September 2004. In the fall of 2004 we executed on a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, and of the nearly 500,000 tickets shipped from late October through December 31, 2004, about 10% were redeemed as of December 31. This resulted in earned corporate revenues from movie tickets of approximately $843,000, or 70% of the total revenue for the first quarter ended December 31, 2004. We did not have a major promotional movie program in place for the first quarter ended December 31, 2005.

GROSS PROFIT: Our gross profit for the three months ended December 31, 2005 was $220,415 (50.5% of revenues), an increase of $324,320, or approximately 312.1%, as compared to a loss of

$103,905 (8.7% of revenues), for the three months ended December 31, 2004. The high gross profit percentage earned in the first quarter of fiscal 2005 was primarily attributable to breakage recognized on prior year retail sales of golf and spa tickets (i.e., 74% percent of golf and 62% of spa tickets sold at retail locations in the three months ended December 31, 2004 expired unused during the three months ended December 31, 2005). These breakage rates exceed our historical averages and may not be repeated in future periods. In the three months ended December 31, 2004, the major promotional movie ticket campaign described above ran at a loss which resulted in an overall loss margin.

OPERATING EXPENSES: Operating expenses include selling and administrative expenses, as well as certain non-cash operating expenses. Our total operating expenses for the three months ended December 31, 2005 were $767,708, a decrease of $1,598,793, or approximately 67.6%, as compared to $2,366,501 for the three months ended December 31, 2004. The decrease in operating expenses was primarily attributable to a reduction in non-cash operating expenses for the quarter. In the first quarter of 2004, non-cash operating expenses of $859,222 arose from the issuance of stock, and grant of stock options to non-employees. No such activity occurred during the first fiscal quarter of 2005; however, the three months ended December 31, 2005 does include a reduction of approximately $22,500 in non-cash operating expense from the re-measurement of the fair value of the unearned options. In addition, while the first quarter of fiscal 2004 included significant costs associated with interim financing and infrastructure build, the first three months of fiscal 2005 reflect cost reductions implemented by our management and turnover in the sales function.

Other income and expenses including, among other things, investment income and interest expense, resulted in losses of $256,420 and $446,970 for the three months ended December 31, 2005 and 2004, respectively. The decrease in charges, in the amount of $190,500, or approximately 42.6%, for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, is primarily due to debt conversion charges incurred during the first fiscal quarter of 2004.

NET LOSS: We incurred a net loss for the three months ended December 31, 2005 of $803,713 ($0.02 per share), a decrease of $2,113,663, or approximately 72.5%, as compared to the $2,917,376) ($0.09 per share net loss we incurred during the three months ended December 31, 2004. The loss incurred in the three months ended December 31, 2004 included non-cash charges of $1,263,301 associated with the conversion of debt, the fair value of warrants granted to note holders, and the fair value of stock and options granted to non-employees, as well as, $317,450 in cash expenses and interest related to a bridge financing, for which there were no similar charges during the three-month period ended December 31, 2005. The three months ended December 31, 2005 reflect selling and administrative cost reductions implemented by our management, specifically in the areas of staffing, marketing and travel, along with turnover in the sales department.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL: Since our inception, our capital resources have been limited. Further, our current payment processing arrangement with Discover requires sales proceeds to be maintained in escrow pending ticket use or redemption, which can be as much as a year from point of sale. We have had to rely upon the sale of equity and debt securities for cash required for product development and manufacture, strengthening our infrastructure, marketing and sales activities, as well as to fund our escrow requirements and our day-to-day operating needs. Until such time as we are able to generate sufficient revenues from operations, we will have to rely upon future sales of debt and equity securities to raise capital. Our ability to meet our existing orders, support and build our infrastructure, and meet escrow requirements, will depend directly upon our ability to manage cash flow in fiscal 2006, and raise additional funds, as necessary.. These funds will be used to fund future cash requirements related to the expansion of our business.

In July 2005, we elected not to participate in the 2005 holiday season retail inventory replenishment. While the launch of our retail product in 2004 provided broad visibility for our experience products, we believe the cost of another large (contingent sale based) retail inventory roll-out at this time would exceed the benefit. We will, however, maintain our relationship with Interactive Communication International Inc., the facilitator sales transactions and ticket activation at retail point-of-sale, with a focus toward using retail channels for specific promotions involving smaller, more controlled inventory quantities.

To grow the core corporate channel we will target Fortune 1,000 employee/affiliate incentives programs, customer acquisition/retention promotions, gift with purchase campaigns and loyalty points/reward programs. We hope to create co-branded specialty tickets with leading manufacturers and marketing brands. We plan to continue to develop new products and enhance the existing portfolio with technology innovations. Finally, we will pursue cooperative marketing and reseller agreements for the family of Utix experience tickets. We cannot assure you that these initiatives will be successful.

We will be seeking to relieve our cash flow deficits through varying methods of financing. If funds are not available or obtainable for fiscal 2006 and 2007, we may have to curtail or cease our operations. We cannot assure you that financing, whether debt or equity, will always be available to us in an amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us.

PRIOR FINANCING ACTIVITIES: Between March 2003 and November 2003, we and our subsidiary, Corporate Sports, borrowed an aggregate of $1,295,000 from our executive officers, directors, principal stockholders and other third parties. In connection with such borrowings, we issued to the lenders (i) 7% notes due November 13, 2004, and warrants entitling such persons to purchase an aggregate of 825,000 shares of our common stock, at an exercise price of $0.001 per share, and (ii) 9% convertible notes due 2006 and warrants entitling such persons to purchase an aggregate of 909,869 shares of our common stock, at an exercise price of $0.52 per share.

Pursuant to an offer we made in June 2004, the holders of $825,000 principal amount of these 7% and 9% notes agreed to convert their notes and accrued interest into an aggregate of 2,357,143 shares of our common stock, at a conversion price of $0.35 per share, upon effectiveness of our registration statement, the effective date of which was September 8, 2004, and $70,000 of these notes has been repaid. As consideration for such conversion, we agreed to reduce the exercise price of the warrants to purchase our common stock from $0.52 to $0.35, and increase the number of shares that could be purchased from 909,869 to 1,342,857. In addition, $70,000 has been repaid. Furthermore, pursuant to an offer we made in June 2004, four of the holders of the notes issued in November 2003, aggregating $300,000, agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $0.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the Nasdaq Over-the-Counter Bulletin Board (the "OTC BB") or any other securities exchange, shall be equal to or greater than $0.70 per share for the thirty (30) consecutive trading days immediately prior to the maturity date, on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that the noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these four note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $112,500 of these notes agreed to extend the maturity date to November 30, 2005, and we agreed to grant 321,429 five-year warrants to purchase shares of our common stock, at $0.35 per share. We have negotiated the extension of the other three loans totaling $187,500 on the same terms as the holder of $112,500 extended his note, thus issuing 535,715 five-year warrants to purchase shares of our common stock, at $0.35 per share, in exchange for the extension. The remaining $100,000 has been converted to a demand note, $50,000 of which is payable upon consummation of our next $500,000 equity raise, and the remaining $50,000 is payable upon the consummation of any subsequent $500,000 equity raise.

As part of our fund raising efforts, in February 2004 we borrowed an additional $350,000 from three persons, including certain principal stockholders of ours. Such loans are also evidenced by our 7% notes due and payable on November 30, 2004, a date subsequently extended to November 30, 2005. We also issued to the lenders five year warrants entitling them to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share, subject to anti-dilution provisions. We have the right to repurchase such warrants for $0.01 each, on thirty (30) days prior written notice (subject to the holders right to exercise), if all of the following conditions are met:

      o Our common stock, which currently trades on the OTC BB, is then trading on the OTC BB, or another national securities exchange;

      o The average closing price of our common stock, as traded on such exchange for the thirty (30) consecutive days prior to our submission of a notice of redemption, shall equal or exceed $0.30 per share; and

      o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or are otherwise exempt from such registration requirements.

Pursuant to an agreement in June 2004, two of the note holders aggregating $250,000 agreed to extend the maturity date of the notes to October 1, 2005 in exchange for us allowing them, at any time prior to October 1, 2005, to convert the notes at $0.35 per share, subject to weighted average anti-dilution protection in the event that we issue shares of our common stock or notes or other securities convertible or exercisable for common stock at a conversion or exercise price below $0.35 per share, and for our agreement to register the shares issuable upon such conversion in our registration statement, the effective date of which was September 8, 2004. In addition, if the average trading price of our common stock, as traded on the OTC BB, or any other securities exchange, shall be equal to or greater than $0.70 per share for the thirty (30) consecutive trading days immediately prior to the maturity date, then on the maturity date, we can pay the notes either in cash or in shares of our common stock at $0.35 per share; provided that noteholders will receive at least 100% of the principal and interest on resale of the shares. In August 2004, these two note holders agreed to rescind the agreement ab initio. In December 2004, the holder of $150,000 of these loans agreed to extend the loans to November 30, 2005, in consideration for our grant of 428,571 five-year warrants convertible into shares of our common stock, at $0.35 per share. We have also negotiated an extension of $100,000 of these notes on the same terms as agreed to with the holder of $150,000 of these notes, receiving 285,714 five-year warrants convertible into shares of our common stock, at $0.35 per share. The remaining $100,000 in loans has been repaid.

Furthermore, in April and May 2004 we issued secured subordinated notes for an aggregate amount of $460,000 to six persons, including certain officers, directors and other affiliates, which were due December 31, 2004. The notes bore interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes were subject to mandatory prepayment if, prior to such maturity date, we complete an equity financing of at least $3.5 million. Upon such prepayment, we shall pay a prepayment premium of 5% of the loan amount. The notes were secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products. Prior to the issuance of the 15% notes described below, the note holders agreed to fully subordinate their rights to payment under the 10% note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, the note holders shall be entitled to receive regularly scheduled payments of principal and interest under the 10% notes. The notes had a provision that required the prior written consent of at least a majority of the lenders before we could (i) make loans, except loans or advances made in the ordinary course of business, and (ii) issue, incur or assume any indebtedness, or become liable, whether as an endorser, guarantor, surety or otherwise, for any debt or obligation of any other person. Pursuant to an agreement in June 2004, the holders of $460,000 aggregate principal amount of these 10% notes converted their notes plus accrued interest into an aggregate of 1,362,619 shares of our common stock at a conversion price of $0.35 per share following effectiveness of our registration statement, the effective date of which was September 8, 2004.

In May 2004, we issued secured 15% notes for an aggregate of $1,535,000 to eleven persons, some of whom are current shareholders of ours. The notes were originally due in May 2005 and bear interest at the rate of 15% per annum, payable quarterly. The notes are subject to mandatory prepayment prior to such maturity date out of 50% of the net proceeds, if any, in excess of $2.5 million that we may derive from any one or more equity financings. The notes are secured by a priority security interest in all of our assets, and the assets of Corporate Sports, which is senior to an aggregate of $1,405,000 of our notes that we issued between March 2003 and April 2004. The holders of $285,000 of these notes converted into shares of our common stock, at $0.35 per share, leaving a balance of $1,250,000 of these 15% notes outstanding.

In connection with the issuance of the 15% notes in May 2004, we also issued to the lenders five year warrants entitling them to purchase 4,385,714 shares of our common stock at an exercise price of $0.35 per share, subject to anti-dilution provisions. Commencing one year from the effective date of a registration statement covering the shares issuable upon exercise of the warrants, we have the right to repurchase such warrants for $0.01 each on sixty
(60) days prior written notice (subject to the holders' right to exercise) if all of the following conditions are met:

      o Our common stock, which currently trades on the OTC BB, is then trading on the OTC BB, or another national securities exchange;

      o The average closing price of our common stock, as traded on such exchange for the thirty (30) consecutive days prior to our submission of a notice of redemption, shall equal or exceed 200% of the exercise price of the warrants;

      o The shares of common stock issuable upon exercise of such warrants have been registered for resale under the Securities Act of 1933, as amended, or otherwise exempt from such registration requirements; and

      o The average of the dollar value of our shares of common stock that trade on any securities exchange for the sixty (60) trading days prior to the date we elect to redeem the warrants shall equal or exceed $75,000.

As part of the sale of the 15% notes, we paid a $114,200 finders fee to Great Court Capital, LLC ("Great Court"), and issued warrants to purchase 500,000 of our shares at an exercise price of $0.15 per share to an unaffiliated third party in consideration for introducing us to Great Court.

We have renegotiated the terms of the remaining $1,250,000 of 15% notes and accrued interest that were due in May 2005. In January 2005, we amended and restated the 15% notes to (i) eliminate the requirements to prepay the 15% notes out of proceeds of our prior public offering, and (ii) extend the maturity date of all 15% notes to November 2005. In consideration for such financial accommodations, we (i) issued to the remaining note holders an aggregate of 2,604,167 additional warrants exercisable at an exercise price of $0.48 per share (subject to anti-dilution provisions), (ii) agreed to eliminate any right to repurchase or cancel the original 3,571,429 warrants exercisable at $0.35 per share, issued to such investors in May 2004, and (iii) granted certain "cashless" exercise rights in such warrants. We also has the option to give the note holders the right to convert into shares of our common stock, at $0.35 per share, The note holders would have sixty (60) days after notice of such right is given to decide whether or not to convert. We also agreed to file a registration statement no later than February 11, 2005 to register shares underlying the new warrants, the original warrants, and the potential conversion of the revised notes (a total of 9,750,025 shares of common stock). This registration statement was declared effective by the Securities and Exchange Commission on March 8, 2005. It included the shares underlying the original and new warrants. As of June 30, 2005, we have not registered the shares of our common stock which would be issued upon the conversion of these notes. We have accrued the applicable penalty as of December 31, 2005, and will include the shares underlying potential conversion in its next registration statement.

In May 2004, we entered into a financial advisory agreement with Strategic Development Partners, LLC ("SD Partners"), an affiliate of Great Court. Under the terms of the advisory agreement, SD Partners agreed to assist us in connection with our marketing efforts and in introducing us to investment bankers and/or broker/dealers who may assist us in the sale of our securities in the United States and Europe. We agreed to issue to SD Partners, for $1,143, a total of 1,142,857 shares of our common stock and paid SD Partners a fee of $75,000. We had the right to cancel the agreement at any time after July 28, 2004, on thirty (30) days notice.

In conjunction with the renegotiation of the terms of the 15% notes, we renegotiated the our agreement with SD Partners, pursuant to which we issued and sold to SD Partners for $1,125 a total of 1,125,000 shares of common stock, and also issued five-year warrants to purchase up to 1,125,000 shares of common stock at $0.48 per share, subject to anti-dilution provisions. In addition, we agreed to register all of these shares by February 11, 2005 in the registration statement to be filed under our agreement with Great Court, which registration statement was declared effective on March 8, 2005. The shares underlying the original and new warrants were registered. The shares underlying the potential conversion of these notes have not been registered and we have accrued the applicable penalty. Finally, we agreed to pay SD Partners a fee of $125,000.

In August 2004, we issued $430,000 of notes with interest at 12% to four individuals, with a sixty (60) day maturity date. The holders of $80,000 of these notes agreed to convert principal and accrued interest into shares of our common stock, at $0.35 per share. The holder of $250,000 of these notes has agreed to convert $125,000 of principal plus accrued interest into shares of our common stock at $0.35 per share and to extend $125,000 of these notes plus accrued interest to December 31, 2005. The remaining $100,000 note is now a demand note, $50,000 of which was repaid in the quarter ending March 31, 2005.

We filed a Registration Statement on Form SB-2, which had an effective date of September 8, 2004. On September 27, 2004, [Full name? ("Gravitas"), as a placement agent, completed $2,986,000 of financing at $0.35 per share. In addition, on December 7, 2004, Gravitas completed $990,225 of financing and $1,069,200 of financing both at $0.45 per share. The public offering was closed on December 7, 2004.

On December 10, 2004, we closed a private sale of 222,222 shares of common stock at $0.45 per share.

During the three months ended March 31, 2005, we (i) closed on an offering of $1.6 million, three year, 5% convertible notes, convertible into shares of our common stock at $0.40 per share, (ii) completed the private sale of $595,000 of common stock at $0.40 per share, and (iii) completed the private sale of $19,485 at $0.45 per share. These funds were used to meet ongoing working capital requirements in 2005.

In May 2005, we completed the private sale of 100,000 common shares at $0.40 per share.

In February 2005, we raised $2,100,000 comprised of the sale of 5% convertible notes in the aggregate principal face amounts of $1,600,000, and raised $500,000 through the sale of 1,250,000 shares of our common stock at $0.40 per such share through Laconia Capital Corporation, a registered broker-dealer. The convertible notes are convertible at a conversion rate of $0.40 per common share.

In July 2005, we issued $1,310,000 of convertible notes to twelve individuals, some of whom are current shareholders of ours. The convertible notes are convertible at $0.125 per common share. In connection with the issuance of these notes, we also issued to the lenders two year warrants entitling them to purchase 10,480,000 shares of our common stock, at an exercise price of $0.125 per share. The notes were originally due on September 18, 2005, and bear interest at the rate of 12% per annum, payable at maturity. In consideration for extending the maturities of these notes, we offered each note holder additional interest of 1%. The holders on $810,000 of these notes accepted the offer and have agreed to convert their notes upon the next equity round. As of September 30, 2005, we were in default on $500,000 of these notes and accordingly the interest rate is now at 15% per annum. We repaid $200,000 plus interest in October 2005, leaving a principal balance of $300,000. In December 2005, we issued this note holder additional warrants to purchase 2,400,000 shares of common stock at $0.125.

In December 2005, we raised $146,000 through the issuance of 12% Convertible Notes to five individuals who are shareholders of ours. These notes are convertible at $0.125 per common share and mature on March 31, 2006. The notes are accompanied by warrants to purchase 584,000 shares at $0.125. The warrants expire in December 2007.

As of December 31, 2005 we had cash and cash equivalents of $359,637, as compared to $5,731,481 as of December 31, 2004. Working capital deficiency at December 31, 2005 was

$4,687,330 as compared to a working capital deficiency of $1,634,489 at December 31, 2004. The working capital deficiency was primarily attributable to under-capitalization of our company. Accounts payable and accrued liabilities increased $364,082. Cash outflows exceeded cash inflows during the period and decreased cash on hand by $388,949 during the quarter ended December 31, 2005, leaving a cash balance at December 31, 2005 of $359,637. In addition, a $1,234,308 restricted cash balance is held separately for settlement of magnetic stripe tickets issued as of December 31, 2005.

RECENT TRANSACTIONS: As of January 20, 2006, we entered into a Purchase Agreement (the "Purchase Agreement")with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Pallisades Master Fund LP, Geduld Capital, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to the Purchase Agreement, we sold the Investors an aggregate of 1,093 shares of our Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase 68,312,500 shares of our common stock, $0.001 par value ("Common Stock") (the "Offering"). We sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000. For each share of Series A Preferred Stock purchased, the investors received five year warrants to purchase 62,500 shares of Common Stock with an exercise price of $0.04 per share. In addition, for a period of one year following the closing of the Offering, certain of the Investors have the option to purchase up to an additional $2,000,000 of Series A Preferred Stock and Warrants, on the same terms and conditions as the Preferred Stock and Warrants issued in this Offering (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock).

Pursuant to the Purchase Agreement, we have the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of twenty (20) consecutive trading days exceeds $0.12 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, we may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued, or (ii) the number of remaining Warrants held by the holders thereof.

The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of our company, the Series A Preferred Stock ranks senior to the Common Stock and all of our other equity, or equity equivalent securities, other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). The holders of the Series A Preferred Stock have the right to vote on each issue submitted for a vote to our common stockholders, on an as converted basis. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $0.02, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

Pursuant to the Purchase Agreement, we agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock, and upon exercise of the Warrants, no later than forty-five (45) days after the closing of the Offering. If such registration statement is not filed on or before forty-five (45) days after the closing of the Offering, or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then we must pay to each of the investors liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

As a condition to the Investors agreeing to the terms of the Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 12, 2006 shall be paid in full to the debtholders of record (the "Debtholders")by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 123,275,000 shares of Common Stock, at the conversion rate of $0.02 per share; and (B) converting the remaining percent of the principal amount of the Outstanding Debt into approximately 19,724,000 shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 30,818,750 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of our outstanding warrants (the "Original Warrants") as of January 12, 2006 shall receive amended and restated warrants (the "Restated Warrants"), whereby the Warrantholders will have the right to purchase approximately 17,142,293 shares of common stock, or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, we have agreed to issue an aggregate of 145,000,000 shares of our Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants. As of January 12, 2006, we obtained the consent of all of the Debtholders and Warrantholders as to the terms of the Restructuring.

In addition to the foregoing, as consideration for certain defaults related to our registration obligations, we issued an aggregate of 7,600,000 shares of Common Stock (or Common Stock equivalents).

We do not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that we are required to issue pursuant to the terms of the Restructuring or the Offering. We intend to promptly take all action necessary to obtain the stockholder approval required to effectuate an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our Common Stock we are authorized to issue to 375,000,000 (the "Amendment"), and effectuate a one-for-100 reverse split of our Common Stock (the "Reverse Split"). Upon completion of the Amendment and Reverse Split, we will have sufficient authorized shares of Common Stock available to issue, and reserve for issuance, all of the shares of Common Stock required to be issued, or reserved for issuance, pursuant to the Offering and the Restructuring. However, if we are not able to obtain the necessary stockholder approval to effectuate the Amendment and Reverse Split, or if there is any delay in obtaining such consent, we will not be able to satisfy our obligations under the terms of the Offering and Restructuring, which will constitute a default of the terms of the Offering and Restructuring.

CASH FLOW FROM SALES AND RECOGNITION OF REVENUES

We customarily sell our gift tickets to corporate or business clients on terms that require full payment, in advance. We recognize a portion of the transaction revenues at the time of sale, and the balance, together with the cost of the gift ticket, at the time the ticket is used or redeemed by the user at the golf course, ski resort or other venue. The portion of the selling price of our corporate gift tickets that we recognize as revenue at the time of sale is based upon the historical percentage of our one year corporate gift tickets that expire unused by recipients (known in our business as "breakage"). For corporate programs, where we earn revenue only on redeemed tickets, revenue is recognized upon ticket redemption.

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

For retail tickets, we recognize both revenues and costs of sales at the time of redemption. We also recognize revenues on unredeemed retail tickets after the consumers' ability to use the ticket expires (i.e., ten months for golf and spa and three months for movie).

OPTIONS AND WARRANTS

As of February 14, 2006, we had outstanding an aggregate of 110,220,336 options and warrants. The exercise price of the exercisable warrants and options range from $0.04 to $0.55 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $14,346,602.

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have raised additional equity capital and eliminated substantially all of our existing debt subsequent to December 31, 2005. However, we will have to manage cash flows carefully and we have no assurance that sufficient additional capital will be raised in the future to meeting our operating requirements.

As of September 30, 2005, our independent auditors continue to express the opinion that there is substantial doubt that we can continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Upon the sale of tickets, we defer revenue for the estimated number of tickets that will ultimately be redeemed and recognizes revenue (in addition to the associated cost) upon redemption. We analyze our historical redemption rates for ticket sales as a basis for the estimate of the tickets that will not be redeemed. For corporate sales, revenue for estimated non-redemptions is generally recognized when the tickets are sold. If the actual number of tickets redeemed is significantly different than originally estimated, an adjustment to revenue in a particular period may be required. For certain corporate programs, contracted under cost-plus or redemption only terms, revenue is recognized only upon ticket redemption.

For new products and new distribution channels (primarily retail with which we have limited actual experience) non-redemptions are recognized as revenue following ticket expiration which is generally ten months from date of sale for golf and spa and three or six months from date of sale for movie. The life of a ski ticket ranges from six to seventeen months, depending upon date of purchase.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We do not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs An Amendment of ARB No. 43, Chapter 4, Inventory Pricing. This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). Such abnormal expenses must be recognized in the period in which they are incurred. In addition, SFAS No. 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. We do not believe that this standard will have a material impact on its financial position or results from operations.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE), we have elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

ITEM 3. CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have instituted disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Our President and Chief Executive Officer has reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

                           PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. To the knowledge of our management, no federal, state or local government agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us, in any legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended December 31, 2005, and subsequent period through the date hereof, we issued unregistered securities, as follows:

EXERCISE OF WARRANTS

In quarter ended December 31, 2005, four existing shareholders exercised their warrants to purchase 200,000 shares of our common stock, for an aggregate exercise price of $200.00.

We believe that this transaction is exempt from registration under the Securities Act, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

SALE OF SERIES A PREFERRED STOCK AND WARRANTS

As of January 20, 2006, we entered into a Purchase Agreement (the "Purchase Agreement") with certain investors (collectively, the "Investors"), pursuant to which we sold the Investors an aggregate of 1,093 shares of our Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase 68,312,500 shares of our common stock, $0.001 par value ("Common Stock") (the "Offering"). We sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000. For each share of Series A Preferred Stock purchased, the investors received five year warrants to purchase 62,500 shares of Common Stock with an exercise price of $0.04 per share. In addition, for a period of one year following the closing of the Offering, certain of the Investors have the option to purchase up to an additional $2,000,000 of Series A Preferred Stock and Warrants, on the same terms and conditions as the Preferred Stock and Warrants issued in this Offering (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock).

Pursuant to the Purchase Agreement, we have the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of twenty (20) consecutive trading days exceeds $0.12 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, we may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued, or (ii) the number of remaining Warrants held by the holders thereof.

The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of our company, the Series A Preferred Stock ranks senior to the Common Stock and all of our other equity, or equity equivalent securities, other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). The holders of the Series A Preferred Stock have the right to vote on each issue submitted for a vote to our common stockholders, on an as converted basis. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $0.02, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

Pursuant to the Purchase Agreement, we agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock, and upon exercise of the Warrants, no later than forty-five (45) days after the closing of the Offering. If such registration statement is not filed on or before forty-five (45) days after the closing of the Offering, or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then we must pay to each of the investors liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

As a condition to the Investors agreeing to the terms of the Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 12, 2006 shall be paid in full to the debtholders of record (the "Debtholders") by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 123,275,000 shares of Common Stock, at the conversion rate of $0.02 per share; and (B) converting the remaining percent of the principal amount of the Outstanding Debt into approximately 19,724,000 shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 30,818,750 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of our outstanding warrants (the "Original Warrants") as of January 12, 2006 shall receive amended and restated warrants (the "Restated Warrants"), whereby the Warrantholders will have the right to purchase approximately 17,142,293 shares of common stock, or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, we have agreed to issue an aggregate of 145,000,000 shares of our Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants. As of January 12, 2006, we obtained the consent of all of the Debtholders and Warrantholders as to the terms of the Restructuring.

In addition to the foregoing, as consideration for certain defaults related to our registration obligations, we issued an aggregate of 7,600,000 shares of Common Stock (or Common Stock equivalents).

We do not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that we are required to issue pursuant to the terms of the Restructuring or the Offering. We intend to promptly take all action necessary to obtain the stockholder approval required to effectuate an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our Common Stock we are authorized to issue to 375,000,000 (the "Amendment"), and effectuate a one-for-100 reverse split of our Common Stock (the "Reverse Split"). Upon completion of the Amendment and Reverse Split, we will have sufficient authorized shares of Common Stock available to issue, and reserve for issuance, all of the shares of Common Stock required to be issued, or reserved for issuance, pursuant to the Offering and the Restructuring. However, if we are not able to obtain the necessary stockholder approval to effectuate the Amendment and Reverse Split, or if there is any delay in obtaining such consent, we will not be able to satisfy our obligations under the terms of the Offering and Restructuring, which will constitute a default of the terms of the Offering and Restructuring.

We believe that these transactions are exempt from registration under the Securities Act, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

      EXHIBIT NO.   DESCRIPTION
      -----------   -----------

         4.1        Certificate of Designation of Series A Convertible Preferred
                    Stock(1)
         10.1       Form of Purchase Agreement(1)
         10.2       Form of Warrant(1)
         10.3       Form of Registration Rights Agreement(1)
         10.4       Form of Restructuring Agreement(1)
         31.1 Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
         31.2 Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350(2)

----------
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 13, 2006

(2)   Filed herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UTIX GROUP, INC.

Date:  FEBRUARY 14, 2006                 /s/ Anthony G. Roth
                                         ---------------------------------------
                                         Name: Anthony G. Roth
                                         Title: Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive, Financial and
                                         Accounting Officer and Authorized
                                         Signatory)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------

   4.1        Certificate of Designation of Series A Convertible Preferred
              Stock(1)
   10.1       Form of Purchase Agreement(1)
   10.2       Form of Warrant(1)
   10.3       Form of Registration Rights Agreement(1)
   10.4       Form of Restructuring Agreement(1)
   31.1 Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
   31.2 Certification of Principal Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350(2)

----------
(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 13, 2006

(2)   Filed herewith