Form 10QSB
period 2006-03-31
UTIX GROUP INC
filed 2006-05-19
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

         For the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ______________________ to ______________

                        Commission File Number 000-50589

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

                             All Correspondence to:
                                  Mark L. Pover
                             Chief Financial Officer
                                Utix Group, Inc.

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

The number of shares outstanding of the issuer's common stock as of March 31, 2006 was 373,510.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I
FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                    3
               Unaudited Balance Sheet as of March 31, 2006 and
                   Balance Sheet as of September 30, 2005
               Unaudited Statements of Operations for the Three and Six
                   Months Ended March 31, 2006 and 2005
               Unaudited Statements of Cash Flows for the Six Months
                   Ended March 31, 2006 and 2006
               Unaudited Statements of Stockholders' Deficit and
                   Comprehensive Income (Loss) for the Six Months
                   Ended March 31, 2006
               Notes to Unaudited Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition         26
         and Results of Operations
Item 3.  Controls and Procedures                                             34

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings                                                   35
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35
Item 3.  Defaults upon Senior Securities                                     36
Item 4.  Submission of Matters to a Vote of Security Holders                 36
Item 5.  Other Information                                                   36
Item 6.  Exhibits                                                            37

Signatures                                                                   38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                UTIX GROUP, INC.

                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                                    UNAUDITED

            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page
                                                                   ----

FINANCIAL STATEMENTS:

         Balance Sheet                                              4

         Statements of Operations                                   5

         Statements of Cash Flows                                   6

         Statement of Changes in Stockholders' Deficit              7

         Notes to Financial Statements                              8 - 25

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                      MARCH 31,        SEPTEMBER 30,
ASSETS                                                                                                 2006                2005
                                                                                                    ------------       ------------
                                                                                                    (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                                     $  3,483,262       $    748,586
      Restricted cash                                                                                  1,117,022          1,155,602
      Accounts receivable, net                                                                            36,730              9,139
      Inventory, net                                                                                      69,457             37,035
      Prepaid expenses and other current assets                                                          127,022            200,195
                                                                                                    ------------       ------------
            Total current assets                                                                       4,833,493          2,150,557
                                                                                                    ------------       ------------

Property and equipment:
      Equipment and software                                                                             350,380            337,345
      Furniture and fixtures                                                                              52,727             51,548
                                                                                                    ------------       ------------
                                                                                                         403,107            388,893
      Less - accumulated depreciation                                                                    275,159            206,255
                                                                                                    ------------       ------------
Property and equipment, net                                                                              127,948            182,638
                                                                                                    ------------       ------------

Other assets                                                                                             187,271            246,039

                                                                                                    ------------       ------------
TOTAL ASSETS                                                                                        $  5,148,712       $  2,579,234
                                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current maturities of notes payable                                                              3,181,000          3,235,000
      Current maturities of notes payable to related parties                                             150,000            150,000
      Current maturities of capital lease obligations                                                     20,359             24,108
      Accounts payable                                                                                   163,664            221,603
      Accrued expenses                                                                                   916,601            938,638
      Customer deposits                                                                                  786,824            719,476
      Deferred revenue                                                                                   728,511            784,600
                                                                                                    ------------       ------------
          Total current liabilities                                                                    5,946,959          6,073,425
                                                                                                    ------------       ------------

Long-term liabilities:
      Notes payable - less current maturities                                                          1,600,000          1,600,000
      Liability associated with warrants                                                                 370,141                 --
      Capital lease obligations - less current maturities                                                 10,132             19,306
                                                                                                    ------------       ------------
          Total long-term liabilities                                                                  1,980,273          1,619,306
                                                                                                    ------------       ------------

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized;
      1,093 shares issued and outstanding at March 31, 2006                                            5,465,000                 --

Stockholders' deficit:
      Common stock, $0.001 par value, 375,000,000 shares authorized; 373,510 and
          372,135 shares issued and outstanding at
          March 31, 2006 and September 30, 2005, respectively                                                373                372
      Additional paid in capital                                                                       9,986,895         10,426,503
      Deferred compensation                                                                             (345,593)                --
      Accumulated deficit                                                                            (17,885,195)       (15,540,372)
                                                                                                    ------------       ------------
          Total stockholders' deficit                                                                 (8,243,520)        (5,113,497)

                                                                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         $  5,148,712       $  2,579,234
                                                                                                    ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                              MARCH 31,                         MARCH 31,
                                                                        2006             2005             2006             2005
                                                                     -----------------------------     ----------------------------
                                                                     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net revenues                                                         $   448,513      $ 3,187,919      $   885,125      $ 4,382,812

Cost of revenues                                                         464,487        3,336,627          680,684        4,589,425
Provision for inventory write-down                                            --          704,000               --          750,000
                                                                     ----------------------------      ----------------------------

         Gross profit (loss)                                             (15,974)        (852,708)         204,441         (956,613)

Selling and administrative expenses                                    1,332,483        1,483,771        2,122,687        2,991,050
Non-cash operating expenses                                              178,242           24,701          155,746          883,923
                                                                     ----------------------------      ----------------------------

         Loss from operations                                         (1,526,699)      (2,361,180)      (2,073,992)      (4,831,586)
                                                                     ----------------------------      ----------------------------

Other income (expense):
    Investment income, net                                                 8,598           66,440           10,506           91,998
    Interest expense                                                      (1,363)         (75,855)        (125,544)        (144,304)
    Non-cash interest and other expense                                  (21,646)        (979,886)        (155,793)      (1,383,965)
                                                                     ----------------------------      ----------------------------
                                                                         (14,411)        (989,301)        (270,831)      (1,436,271)
                                                                     ----------------------------      ----------------------------

         Loss before provision (benefit) for income taxes             (1,541,110)      (3,350,481)      (2,344,823)      (6,267,857)

Provision (benefit) for income taxes                                          --               --               --               --
                                                                     ----------------------------      ----------------------------

         Net loss                                                    $(1,541,110)     $(3,350,481)     $(2,344,823)     $(6,267,857)
                                                                     ============================      ============================

         Series A preferred deemed dividend                           (1,311,286)              --       (1,311,286)              --
                                                                     ----------------------------      ----------------------------

         Loss applicable to common shareholders                      $(2,852,396)     $(3,350,481)     $(3,656,109)     $(6,267,857)
                                                                     ============================      ============================

Net loss per common share:
    Basic and diluted                                                $     (7.63)     $     (8.83)     $     (9.80)     $    (17.39)
                                                                     ============================      ============================

Weighted average number of common shares outstanding:
    Basic and diluted                                                    373,683          379,654          373,141          360,540
                                                                     ============================      ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                          2006             2005
                                                                                                      -----------------------------
                                                                                                       (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                                                       $ (2,344,823)    $ (6,267,857)
       Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
                Depreciation and amortization                                                               68,904           68,291
                Provision for inventory writedown                                                               --          750,000
                Non-cash interest and other expense                                                        155,793        1,383,965
                Non-cash operating expenses                                                                124,414          873,479
                Amortization of financing costs                                                             31,332           10,444
                Changes in assets and liabilities
                      (Increase) decrease in:
                          Accounts receivable                                                              (27,591)          11,654
                          Inventory                                                                        (32,422)         (82,929)
                          Prepaid expenses                                                                  73,173          (78,271)
                          Other assets                                                                      15,550         (178,946)
                      Increase (decrease) in:
                          Accounts payable                                                                 (57,939)        (135,393)
                          Accrued expenses                                                                (109,538)        (122,871)
                          Deferred revenue                                                                 (56,089)         414,817
                          Customer deposits                                                                 67,348       10,044,626
                                                                                                      -----------------------------
                              Net cash (used in) provided by operating activities                       (2,091,888)       6,691,009
                                                                                                      -----------------------------

Cash flows from investing activities:
       Purchases of property and equipment                                                                 (14,214)         (93,741)
                                                                                                      -----------------------------
                              Net cash used in investing activities                                        (14,214)         (93,741)
                                                                                                      -----------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                                         146,000        1,600,500
       Repayment of notes payable                                                                         (200,000)        (220,000)
       Restricted cash                                                                                      38,580      (12,310,206)
       Proceeds from warrant exercise                                                                          125               --
       Proceeds from sale of common stock                                                                       --        2,504,431
       Proceeds from sale of preferred stock, net                                                        4,893,996               --
       Repurchase of coomon shares                                                                         (25,000)              --
       Payments on capital lease obligations                                                               (12,923)          (8,739)
                                                                                                      -----------------------------
                              Net cash provided by (used in) financing activities                        4,840,778       (8,434,014)
                                                                                                      -----------------------------

Net (decrease) increase in cash and cash equivalents                                                     2,734,676       (1,836,746)


Cash and cash equivalents, beginning of period                                                             748,586        2,687,342
                                                                                                      -----------------------------

Cash and cash equivalents, end of period                                                              $  3,483,262     $    850,596
                                                                                                      =============================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                                         $    216,410     $    188,187
                                                                                                      =============================

Supplemental disclosure of noncash investing and financing activities:
       Equipment acquired under capital lease obligation                                              $         --     $     20,194
                                                                                                      =============================
       Conversion of notes and interest to common stock                                               $         --     $  1,901,520
                                                                                                      =============================
       Warrants issued in connection with preferred stock                                             $    370,141     $         --
                                                                                                      =============================
       Non-cash dividends to preferred stockholders arising from beneficial conversion feature        $  1,311,286     $         --
                                                                                                      =============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------

                                                                           Additional                                    Total
                                                        Common Stock        Paid in       Deferred     Accumulated    Stockholders'
                                                      Shares     Amount     Capital      Compensation    Deficit        Deficit
                                                     -----------------------------------------------------------------------------
Balance, September 30, 2005                           372,135    $ 372    $ 10,426,503    $      --    $(15,540,372)   $(5,113,497)
                                                     =============================================================================

Net Loss                                                   --       --              --           --      (2,344,823)   $(2,344,823)

Reduction of compensation expense for non-employee
  stock option grants                                      --       --         (20,375)          --              --    $   (20,375)
Repurchase and retirement of common shares               (625)      (1)              1           --              --    $         0
Compensation expense for non-employee stock
  option grants                                            --       --         163,965           --              --    $   163,965
Compensation expense for employee stock
  option grants                                            --       --         357,748     (345,593)             --    $    12,155
Accretion of preferred stock to face value           (941,145)      --    $   (941,145)
Exercise of warrants                                    2,000        2             198           --              --    $       200

                                                     -----------------------------------------------------------------------------


Balance, March 31, 2006 (unaudited)                   373,510    $ 373    $  9,986,895    $(345,593)   $(17,885,195)   $(8,243,520)
                                                     =============================================================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

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

         The Company is seeking and is in need of additional financing in order to provide working capital, meet escrow requirements, produce inventory and expand its marketing and selling activities. On January 21 2006, the Company closed on an agreement to sell Series A Convertible
         Preferred Stock, for gross proceeds of $5,465,000, to convert all existing debt into common stock and warrants, and to exchange existing warrants for new warrants (see Note 8).

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

         The financial information as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and six months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2006 or for any future periods.

         These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2005, together

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         BASIS OF PRESENTATION (CONTINUED)

         with the auditors' report, included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

         STOCK SPLIT

         The Company filed its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 375,000,000 (the "Amendment") and effect a one-for-100 reverse split of the Common Stock (the "Reverse Split") as of April 7, 2006. The reverse stock split was approved on February 22, 2006 by written consent of stockholders representing a majority of the Company's common shareholders (including shares of common stock issuable upon conversion of certain shares of the Company's Series A preferred stock). The par value of the Common Stock was not affected by the reverse stock split. As a result of the reverse stock split, each one-hundred outstanding shares of common stock automatically converted into one share of Common Stock, with cash being paid in lieu of fractional shares. All per share amounts and outstanding shares, including all Common Stock equivalents (stock options and warrants), have been effected for all periods presented to reflect the reverse stock split. The reverse stock split and increased number of authorized shares allows the Company to effect the recapitalization described in
         Note 8. Upon the April 7, 2006 effective date, the Company began the process of executing the steps necessary to complete the Restructuring.

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

         REVENUE RECOGNITION

         The Company defers revenue until the ticket is either redeemed or expires. Revenue on unused tickets is recorded following ticket expiration which is generally ten months from date of activation for golf, ski and spa, six months for bowling, and three or six months from date of activation for movie. The life of a non-magnetic strip ski ticket ranges from six to seventeen months, depending upon date of purchase.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RESTRICTED CASH

         The Company had cash of $251,647 and $250,612 in escrow at Discover Bank, at March 31, 2006 and September 30, 2005, respectively and $865,375 and $904,990 at 5 Star Bank to cover activated magnetic strip tickets, at March 31, 2006 and September 30, 2005, respectively. In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market. In the six months ended March 31, 2005, the Company initially recorded a $46,000 provision on its inventory given a later than anticipated entry into the holiday retail market. Also in the six months ended March 31, 2005, Management made a decision to redesign its retail packaging to improve its functionality and deemed much of its inventory of directories to be out of date and therefore increase the provision to $750,000.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION

         In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS NO.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net loss and earnings per common share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note
         6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations (APB 25).

         All options granted in the years ending September 30, 2005 had an exercise price equal to, or in excess of, the market value of the underlying common stock on the date of grant. In the six months ending March 31, 2006, 448,250 options were granted, 357,750 of which were granted to employees and directors.

         The weighted average assumptions used for options granted or valued during the six months ending March 31, 2006 and 2005 are as follows:

                                             For the Six Months Ended March 31,
                                                            2006           2005
                                                            ----           ----
              Risk-free interest rate                3.18 - 4.69%  3.18 - 4.10%
              Expected lives                         5 - 10 years  5 - 10 years
              Expected volatility                             50%           50%
              Dividend yield                                   0%            0%
              Weighted-average fair value of grants         $2.27        $14.76

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per common share based upon the fair value at the grant date for stock options awarded in the three and six months ended March 31, 2006 and 2005 would have increased the pro-forma net loss as indicated below.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)


                                                               For the Three Months Ended March 31,
                                                                       2006           2005
                                                                       ----           ----
         Loss applicable to common shareholders                    $(2,852,396)   $(3,350,481)
         Add: stock compensation included in net loss                   12,156             --
         Deduct: compensation expense, determined
                  under fair value for all awards                      (78,488)       (51,315)
                                                                   -----------    -----------
         Pro forma net loss                                        $(2,918,728)   $(3,401,796)
                                                                   ===========    ===========
         Net loss per common share (basic and diluted)             $     (7.63)   $     (8.83)
                                                                   ===========    ===========
         Pro forma net loss per common share (basic and diluted)   $     (7.81)   $     (8.96)
                                                                   ===========    ===========

                                                               For the Six Months Ended March 31,
                                                                       2006           2005
                                                                       ----           ----
         Loss applicable to common shareholders                    $(3,656,109)   $(6,267,857)
         Add: stock compensation included in net loss                   12,156             --
         Deduct: compensation expense, determined
                      under fair value for all awards                 (128,197)      (105,197)
                                                                   -----------    -----------
         Pro forma net loss                                        $(3,772,150)   $(6,737,054)
                                                                   ===========    ===========
         Net loss per common share (basic and diluted)             $     (9.80)   $    (17.39)
                                                                   ===========    ===========
         Pro forma net loss per common share (basic and diluted)   $    (10.11)   $    (18.69)
                                                                   ===========    ===========

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

         Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and modified prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

         The modified prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)


         The provisions of the statement are effective for Small Business Filers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company expects to adopt the standard on October 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption or the impact on its financial position or the results of operations. See above for information related to the pro forma effects on the Company's reported net loss and net loss per common share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

         In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R's implementation challenges for registrants and enhance the information investors receive.

3.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at March 31, 2006 and September 30, 2005:

                                                       March 31,   September 30,
                                                         2006          2005
                                                       ---------   -------------

         Notes  payable  (7%  Convertible  Notes),
         face value of  $100,000 at March 31, 2006
         and  September  30,  2005,  respectively.
         Interest   payable   quarterly   at   7%,
         outstanding    principal    and   accrued
         interest  payable  on  demand.  The notes
         were  originally  convertible  at $43 per
         common  share,  at  the  holders  request
         between July 15, 2004 and July 15, 2006.       100,000       100,000

         Notes payable (12% Notes),  face value of
         $50,000 at March 31,  2006 and  September
         30, 2005, respectively.  Interest payable
         quarterly at 12%,  outstanding  principal
         and accrued interest payable on demand.         50,000        50,000
                                                       --------      --------
                                                        150,000       150,000
         Less - current maturities                      150,000       150.000
                                                       --------      --------
         Notes  payable to related  parties - less
         current maturities                            $     --      $     --
                                                       ========      ========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE

         Notes payable at March 31, 2006 and September 30, 2005 consisted of the following:

                                                       March 31,   September 30,
                                                         2006          2005
                                                       ---------   -------------

         Notes  payable (7% Notes),  face value of
         $300,000 at March 31, 2006 and  September
         30, 2005, respectively.  Interest payable
         quarterly  at 7%,  outstanding  principal
         and accrued interest which was originally
         due at maturity, November 30, 2005.           $  300,000   $  300,000


         Notes payable (15% Notes),  face value of
         $1,250,000   at   March   31,   2006  and
         September    30,   2005,    respectively.
         Interest   payable   quarterly   at  15%,
         outstanding    principal    and   accrued
         interest   originally  due  at  maturity,
         November 30, 2005.                             1,250,000    1,250,000

         Notes payable (12% Notes),  face value of
         $125,000 at March 31, 2006 and  September
         30, 2005, respectively.  Interest payable
         quarterly at 12%,  outstanding  principal
         and accrued  interest  originally  due at
         maturity, through December 31, 2005.             125,000      125,000

         Notes payable ($350K  Notes),  face value
         of   $250,000   at  March  31,  2006  and
         September    30,   2005,    respectively.
         Interest  payable  semi-annually  at  7%,
         outstanding    principal    and   accrued
         interest  which  was  originally  due  at
         maturity, November 30, 2005.                     250,000      250,000

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE (CONTINUED)

                                                       March 31,   September 30,
                                                         2006          2005
                                                       ---------   -------------

         Notes  payable  (5%  Convertible  Notes),
         face  value of  $1,600,000  at March  31,
         2006    and     September    30,    2005,
         respectively.  Interest payable is at 7%,
         outstanding    principal    and   accrued
         interest  which  was  originally  due  at
         maturity,  February 11,  2008.  The notes
         are convertible at $40 per common share.       1,600,000    1,600,000

         Notes  payable (12%  Convertible  Notes),
         face value of $1,110,000  and  $1,310,000
         at March 31, 2006 and September 30, 2005,
         respectively. Interest payable is at 12%,
         outstanding    principal    and   accrued
         interest  which  was  originally  due  at
         maturity,  September 19, 2005.  The notes
         are  convertible  at  $12.50  per  common
         share.                                        1,110,000     1,310,000

         Notes  payable  (12%  Convertible  Bridge
         Notes),  face value of  $146,000 at March
         31,  2006.  Interest  payable  is at 12%,
         outstanding    principal    and   accrued
         interest  originally due at maturity,  in
         March  2006 (see  Note 8).  The notes are
         convertible at $12.50 per common share.         146,000            --
                                                      ----------    ----------
                                                       4,781,000     4,835,000
         Less - current maturities                     3,181,000     3,235,000
                                                      ----------    ----------

         Notes payable - less current maturities      $1,600,000    $1,600,000
                                                      ==========    ==========

         In October 2004, the holders of $125,000 of 7% Convertible Notes to related parties converted to 3,571 shares at $35 per common share. The original conversion price was $43 per common share. Accordingly, the Company recorded a charge of $23,256 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 was converted to a demand note, $50,000 of which was payable upon the next $500,000 equity raise, and the remaining $50,000 was payable upon the next $500,000 equity raise (see Note 8).

         In June 2004, the Company offered the holders of the 7% Notes the option to add a conversion feature to their notes in order to extend the maturity date of the notes to October 1, 2005. In October 2004, holders of $230,000 ($20,000 related party) converted their notes to 6,571 shares at $35 per common share. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued upon conversion and the carrying value of the debt. Thus, the Company did not record a charge upon conversion. Also during fiscal 2005, the Company repaid $70,000 of these notes, $50,000 of which was to a related party.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE (CONTINUED)

         In consideration for extending the maturity date to November 30, 2005 (see Note 8) on the remaining $300,000 7% Notes to unrelated parties, the Company granted additional 5-year warrants to purchase 8,571 common shares at $35 per common share. All of the holders of the remaining $300,000 notes to unrelated parties had accepted the terms of the extension. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and $79,046 of which was charged to non-cash interest and other expense during the six months ended March 31, 2005.

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $35 per common share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 26,042 shares at $48 per common share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 35,714 warrants exercisable at $35 per common share, issued in May 2004. The Company was required to file a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 97,500 shares). As of December 31, 2005, the Company had registered the shares underlying the warrants but had not registered the shares underlying potential conversion of the note, and accordingly has accrued the applicable penalty. As consideration for this penalty, the Company agreed to issue 33,000 shares of common stock (or common stock equivalents).

         In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders new 5-year warrants to purchase 7,143 common shares at $35 per common share in exchange for extending the maturity date of the notes to November 30, 2005 (see Note 8). The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and $105,435 of which was charged to non-cash interest and other expense during the six months ended March 31, 2005.

         Two 12% Note holders converted their notes, aggregating to $80,000, to 2,286 shares at $35 shares in October 2004 and another converted $125,000 in notes to 3,571 shares in December 2004. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% Notes to related parties was converted to a demand note; $50,000 was repaid on March 31, 2005 and $50,000 remains outstanding at September 30, 2005 (see Note 8). The holder of the remaining $125,000 of 12% Notes to unrelated parties agreed to extend this note to December 31, 2005 (see
         Note 8).

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE (CONTINUED)

         In February 2005, the Company closed on a $1.6 million, 5% Convertible Note, with principal and interest due at maturity, February 2008 (see
         Note 8). Principal and interest may be converted at any time at the option of the holder to common stock at $40 per common share (see Note
         8). The Company paid $188,000 in fees related to this debt financing which is being recorded to interest expense over the life of the note. For the six months ended March 31, 2006, $31,334 of this deferred financing cost has been expensed to non-cash interest and other, leaving an unamortized balance of $114,889 at March 31, 2006.

         As of September 30, 2005, the Company was in default on the 12% Convertible Notes. During the three months ended December 31, 2005, the Company repaid $200,000 plus a portion of the accrued interest. The holders of $810,000 in notes have agreed to extend the maturity of their notes and to convert principal and interest into the next equity round of financing which closed in January 2006 (see Note 8). To defer demand on $300,000 of these notes, the Company issued additional warrants to purchase 67,000 common shares at an exercise price of $12.50. The fair value of the warrants was nominal. These warrants will expire in December 2007.

         Subsequent to September 30, 2005, the Company raised $146,000 through the issuance of 12% Convertible Notes. These notes are convertible into common stock at $12.50 per common share and mature on March 31, 2006. The notes are accompanied by warrants to purchase 5,840 shares at $12.50. The fair value of these warrants was nominal. The warrants expire in December 2007.

         ADVISORY AGREEMENT

         During the year ended September 30, 2005, the Company terminated their Advisory Agreement with an unrelated third party (Advisory Agreement). The Company sold to the third party for $0.10 per common share, or $1,125, a total of 11,250 shares; issued additional five year warrants to purchase up to 11,250 shares of common stock at $48 per common share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses during the year ended September 30, 2005. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses during the six months ended March 31, 2005.

5.       WARRANTS

         In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 8,250 shares of the Company's common stock at an exercise price of $0.10. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $146,566 created original issue discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of March 31, 2005 through charges to non-cash interest and other expense of $19,481 for the six months ended March 31, 2005. These

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)

         warrants were exercised during fiscal 2004.

         In connection with the 9% Convertible Notes described in Note 4, the Company issued detachable warrants allowing for the purchase of 9,099 shares of the Company's common stock at an exercise price of $52 per common share. The warrants will expire on November 13, 2008. The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal. In June 2004, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $52 to $35 per common share and increased the number of common shares underlying warrants from 9,099 to 13,429, in exchange for the holders converting their notes to common stock. The Company recorded a charge to non-cash interest and other expense of $107,433 during the six months ended March 31, 2005 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

         In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 3,500 shares of the
         Company's common stock at $10 per common share, subject to anti-dilution provisions. The warrants will expire in February 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $35,853 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants created original issue discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of March 31, 2005. Amortization recorded in non-cash interest and other expense was approximately $12,196 for the six months ended March 31, 2005.

         In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 43,857 shares of common stock at $35 per common share. The warrants will expire in June 2009. The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $359,500 created original issuance discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Additionally, in connection with the issuance, the Company paid a fee to an unrelated party of $114,000, issued warrants to a different unrelated party, granting the holder the right to purchase 5,000 shares of common stock at $15 per common share, and granted 1,543 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants and stock was calculated using the Black-Scholes option pricing model. The consideration was approximately $255,000, approximately $81,000 of which was expensed to non-cash operating expense during the quarter ended December 31, 2004 and $174,000 of which was amortized as non-cash interest and other expense over the (one year) life of the note. In the six months ended March 31, 2005, $87,081 amortization was recorded to non-cash interest and other expense and the unamortized balance in prepaid expenses and other assets at March 31, 2005 was approximately $14,500.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)

         In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 4,576 shares of the Company's common stock at $49.50 per common share. At the date of grant, the warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in December 2009.

         In exchange for consulting services provided, the Company issued warrants to unrelated parties allowing for the purchase of 2,100 shares of the Company's common stock at $0.10 per common share. The warrants will expire in May 2010. The warrants were valued at $26,065 using the Black-Scholes model and were recorded as non-cash interest and other expense during the quarter ended June 30, 2005. In June 2005, 100 of these warrants were exercised. The remaining four warrant holders exercised their warrants for 2,000 common shares at $0.10 per common share during the six months ended March 31, 2006.

         In connection with the preferred stock offering discussed in Note 8, the Company issued detachable warrants allowing for the purchase of 683,125 shares of the Company's common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." See Note 8.

         The warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the six months ended March 31, 2006 and 2005 are as follows:

                                                       2006          2005
                                                       ----          ----
              Risk-free interest rates                 4.31 - 4.45%  2.96-3.71%
              Expected lives                           2 - 5 years   1 - 5 years
              Expected volatility                      50%           50%
              Dividend yield                           0%            0%
              Weighted-average fair value of grants    $2.00         $16.97

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)

         The following is a summary of warrants outstanding as of March 31, 2006 (see Note 8).

              NUMBER         ISSUE DATE          ISSUED IN CONNECTION WITH     EXERCISE PRICE     EXPIRATION DATE
                 1,089     November 2003         7% Convertible Notes                 $ 21.00     November 2008
                13,429     November 2003         9% Convertible Notes                 $ 35.00     November 2008
                 3,500     February 2004         $350K Notes                          $ 10.00     February 2009
                   968     November 2003         Services performed                   $ 21.00     November 2008
                43,857     June 2004             15% Notes                            $ 35.00     June 2009
                 5,000     June 2004             15% Notes                            $ 15.00     June 2009
                 8,531     September 2004        Services performed                   $ 38.50     September 2009
                 4,576     September 2004        Services performed                   $ 49.50     December 2009
                20,000     February 2005         Services performed                   $ 55.00     February 2007
                 5,250     February 2005         Services performed                   $ 44.00     February 2010
                 7,500     June 2005             Repurchase of stock                  $ 15.00     June 2010
                11,250     November 2004         Advisory Agreement                   $ 48.00     November 2009
                26,042     November 2004         15% Notes - extension                $ 48.00     November 2009
                 8,571     November 2004         7% Notes - extension                 $ 35.00     November 2009
                 7,143     November 2004         $350K Notes - extension              $ 35.00     November 2009
               171,800     July 2005             12% Convertible Notes                $ 12.50     July 2007
                 5,840     December 2005         12% Convertible Bridge               $ 12.50     December 2007
               683,125     January 2006          Preferred stock                        $4.00     January 2011
             ---------
             1,027,471
             =========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

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

         Under the Plan, the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. In April 2005, the Board of Directors approved and the shareholders ratified an amendment to increase in the number of options that may be granted by the Company under the Plan from 10,000,000 to 12,600,000. In February 2006, the Board of Directors approved an increase in the number of options that may be granted by the Company under the Plan from 12,600,000 to 75,000,000. 357,750 options were granted to employees and directors during the six months ended March 31, 2006. No options where granted during the six months ended March 31, 2005.

         The options granted to employees and directors in the six months ended March 31, 2006 have an exercise price that is less than the market price of the Company's stock at date of grant. The Company has elected to account for stock options granted to employees and directors under the provisions of APB 25, using the intrinsic value method. Accordingly, the Company recorded $357,749 as deferred compensation, which will be expensed over the vesting period of the options (generally 3 to 4 years). For the six months ended March 31, 2006, $12,156 was amortized to non-cash operating expenses.

         On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options at March 31, 2006 resulting in a $20,375 reduction to non cash operating expenses for the six months ended March 31, 2006. At March 31, 2005, the Company remeasured the fair value of the unearned options and recorded a charge of $66,000 to non cash operating expense for the six months ended March 31, 2005.

         On February 24, 2006, 90,500 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $2.00, have a 10 year term and vest immediately. The Company measured the fair value of the option grants using the Black Scholes option pricing model using risk-free interest rates of 4.64% and 50% volatility, the fair value of the grants was calculated as $163,965 which was charged to non cash operating expense in the six months ended March 31, 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

7.       EARNINGS PER COMMON SHARE

         Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended March 31, 2006 and 2005, potentially dilutive shares, representing an aggregate of 2,807,658 and 270,682 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

         The following table is the computation of basic earnings per common share and diluted earnings per common share.

                                   Three Months Ended           Six Months Ended
                                 March 31,     March 31,     March 31,     March 31,
                                   2006          2005          2006          2005
Loss applicable to common
shareholders                    $(2,852,396)  $(3,350,481)  $(3,656,109)  $(6,267,857)
                                ===========   ===========   ===========   ===========
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                          373,683       379,654       373,141       360,540
                                ===========   ===========   ===========   ===========
Basic and diluted net loss
   per common share             $     (7.63)  $     (8.83)  $     (9.80)  $    (17.39)
                                ===========   ===========   ===========   ===========
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                        1,027,471       152,906     1,027,471       152,906
                                ===========   ===========   ===========   ===========
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per common
   share due to anti-dilutive
   effects                          178,520        42,326       178,520        42,326
                                ===========   ===========   ===========   ===========
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                          522,370        75,450       522,370        75,450
                                ===========   ===========   ===========   ===========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

8.       PREFERRED STOCK OFFERING AND RESTRUCTURING

         During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P., Pallisades Master Fund LP, SCG Capital, LLC, Tradewinds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company offered the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000. For each share of Series A Preferred Stock purchased investors will receive five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

         The Company has the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $12.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued or (ii) the number of remaining Warrants held by the holders thereof.

         The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then the Company must pay to each investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

8.       PREFERRED STOCK OFFERING AND RESTRUCTURING (CONTINUED)

         In accordance with Emerging Issues Task Force (EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, (EITF 00-19), derivative financial instruments, including warrants are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations if such instruments can be potentially net cash settled. The Company has concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares meets the definition of net cash settlement under EITF 00-19.

         In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a registration statement's effectiveness and maintaining such effectiveness is not solely in the control of the Company. Thus, the Series A Preferred Stock is classified as temporary equity.

         In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend on the accompanying Consolidated Statement of Operations.

         As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 13, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 1,232,750 shares of Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 197,240 shares of Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of Common Stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of the Company's outstanding warrants (the "Original Warrants") as of January 13, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase approximately 172,173 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, the Company will issue an aggregate of 1,429,990 shares of its Common Stock and warrants to purchase 308,188 shares of its Common Stock.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Six Months Ended March 31, 2006 and 2005

--------------------------------------------------------------------------------

8.       PREFERRED STOCK OFFERING AND RESTRUCTURING (CONTINUED)

         shares of Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 172,173 shares of Common Stock in satisfaction of restating of the Original Warrants.

         As of January 13, 2006, the Company had obtained the consent of all debt and warrant holders as to the terms of the restructuring. The percentage of shares of outstanding common stock that three of the debt and warrant holders can beneficially own are contractually limited so that they cannot convert all of their debt or exercise all of their warrants until the percentage of outstanding shares that they would beneficially own as a result of the conversion or exercise is reduced. Accordingly, a portion of the shares that the Company is obligated to issue upon conversion of outstanding debt and exercise of outstanding warrants will not become issuable until a later date.

         As of January 13, 2006, the Company did not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company is required to issue pursuant to the terms of the Restructuring or the Offering. The Company has filed its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock. The Company is authorized to issue to 375,000,000 (the "Amendment") and effect a one-for-100 reverse split of the Common Stock (the "Reverse Split") as of April 7, 2006.

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

This filing contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in this Item 2. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Readers are referred to the caption entitled "Risk Factors" appearing at the end of Part I, Item 1 of the Annual Report. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

GENERAL

We were incorporated in Delaware in 1988, under the name "Deterministics, Inc." In 1989, we changed our name to "Bright Star - World Entertainment, Inc." In 1994, we changed our name to "Cyto Skin Care Corporation," and, later that year, to "Chantal Skin Care Corporation." Beginning in 1999, Chantal Skin Care Corporation was an inactive company having no assets, liabilities, operations or transactions.

In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation ("Corporate Sports"), and changed our name to "Utix Group, Inc." As a result of the exchange, (i) Corporate Sports became our wholly owned subsidiary, (ii) the former security holders of Corporate Sports acquired a controlling interest in our company, and (iii) Corporate Sports' business became our primary business operations. Although Corporate Sports Incentives, Inc. is a wholly owned subsidiary, all staff and operations now reside in Utix Group, Inc. and we operate under the name Utix Group, Inc.

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

To date we have incurred significant losses from operations and, at March 31, 2006, had an accumulated deficit of $17,885,195. At March 31, 2006, we had $3,483,262 of cash and cash equivalents, obtained primarily in a private offering of 1,093 shares of our Series A Preferred Stock, and warrants to purchase 68,312,500 shares of our common stock, to certain accredited investors, which we consummated on January 20, 2006. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005.

Net revenues for the three months ended March 31, 2006 at $448,513 were significantly lower than the $3,187,919 in revenues earned in the three months ended March 31, 2005. Revenue in the second quarter of fiscal 2005 included a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional movie program, about 30% of which were redeemed as of March 31, 2005, resulting in earned corporate revenues of approximately $2.3 million, or 75% of the total revenue for the quarter ended March 31, 2005. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. The decline in net revenues for the three months ended March 31, 2006 as compared to 2005 can also be attributed to significant turnover in our corporate sales force over the past year.

Gross profit for the three months ended March 31, 2006 was $(15,974), or (3.6)% of revenues, as compared to $(852,708), or (26.7)% of revenues, for the three months ended March 31, 2005. The loss in 2005 was attributable to the $704,000 write-down of inventory and higher than anticipated fulfillment and transaction costs associated with the major corporate movie ticket program described above. The loss for the second quarter of 2006 was attributable to approximately $65,000 in costs associated with a short-term promotional retail program and low margins on the ski tickets redeemed in the period.

Total operating expenses for the three months ended March 31, 2006 were $1,510,725 as compared to $1,508,472 for the three months ended March 31, 2005. The increase in operating expenses was less than 1%, or $2,253.

Other income and expenses were $(14,411) and $(989,301) for the three months ended March 31, 2006 and 2005, respectively. The $974,890 decrease in charges for the three months is primarily due to cash and non-cash interest and other charges on notes and warrants incurred during the second fiscal quarter of 2005.

Our net loss for the three months ended March 31, 2006 was $1,541,110. This compares to a loss of $3,350,481 for the three months ended March 31, 2005, a decrease of $1,809,371. The $1.8 million higher loss for the three months ended March 31, 2005 were primarily attributable to: non-cash charges of $979,886 associated with the fair value of warrants granted to note holders and the fair value of options granted to non-employees; and, to a $704,000 inventory write-down which occurred in 2005.

In accordance with Emerging Issues Task Force (EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, (EITF 00-19), derivative financial instruments, including warrants are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares issued in connection with the Series A Preferred Stock offering described below meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend. The resulting loss applicable to common shareholders for the three months ended March 31, 2006 was $2,852,396.

SIX MONTHS  ENDED MARCH 31, 2006  COMPARED  WITH THE SIX MONTHS  ENDED MARCH 31,
2005.

Net revenues for the six months ended March 31, 2006 were $885,125, or $3,497,987 lower than the $4,382,812 in revenues recognized for the six months ended March 31, 2005. The revenue growth in the first six months of fiscal 2005 as compared to the same period in 2006 is primarily attributable to the new movie product, which was launched late in September 2004. We won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, about 30% of which were redeemed as of March 31, 2005, resulting in earned corporate revenues from movie tickets of approximately $3.1 million, or 70% of the total revenue for the year to date. This is a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed In addition, the Company sold approximately $465,000 in movie, golf and spa tickets through retail channels, 22% of which were redeemed by March 31, 2005 resulting in $103,741 of earned revenue year to date. By comparison, the promotional movie contract we had for the first six months of fiscal 2006 was not nearly of the magnitude of the one that was active during the same period of 2005. Management made a decision not to replenish retail inventory for the calendar 2005 fall/holiday season. Further, we experienced high turnover in our sales force since June of 2005 and have only by March of 2006 had the funding and resources to rebuild the corporate sales force.

Gross profit for the six months ended March 31, 2006 was $204,441, or 23% of revenues, as compared to $(956,613), or (21.8)% of revenues, for the six months ended March 31, 2005. The negative gross profit during the six months ended March 31, 2005 was attributable to the $750,000 write down of inventory described above, higher than anticipated fulfillment and transaction costs associated with a major corporate movie ticket program, and the lower margins inherent in the new movie product. The 23% gross profit earned in the six months ended March 31, 2006 was attributable to higher than historical rates of retail tickets expiring unused partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.

Total operating expenses for the six months ended March 31, 2006 were $2,278,433 as compared to $3,874,973 for the six months ended March 31, 2005. The decrease in operating expenses was $1,596,540, a 41% reduction. Stock based compensation, primarily associated with stock grants, warrants, and conversion of debt to common stock, represented approximately $728,000 of the decrease in total operating expenses for the first six months of 2005 as compared to non-cash charges attributable to options granted to non-employees in the same period in 2006. Operating expenses were approximately $868,000 lower in the first six months of 2006 as compared to 2005. Higher expenses in the six months ended March 31, 2005 were primarily related to professional fees and other costs associated with interim debt financing and public reporting as well as new product, package redesign and brand development.

Other income and expenses were $(270,831) and $(1,436,271) for six three months ended March 31, 2006 and 2005, respectively. The $1,165,440 decrease in charges for the six months ended March 31, 2006, as compared to 2005, was primarily due to cessation of interest on notes as a result of the Restructuring (see Note 8 of the accompanying financial statements) and non-cash interest attributable to the fair value of warrants issued in connection with debt financing during the six months ended March 31, 2005.

Our net loss for the six months ended March 31, 2006 was $(2,344,823) as compared to a loss of $(6,267,857) for the six months ended March 31, 2005. The $3,923,034 higher loss in 2005 as compared to 2006 was attributable to non-cash charges of $2,267,888 associated with the stock grants, conversion of debt, the fair value of warrants granted to note holders, and the fair value of options granted to non-employees, as well as inventory write-downs of $750,000. Although the majority of this inventory was available for sale at various retail locations, the directories affixed to the product were out of date and we had made a decision to completely re-designed our retail packaging for a 2005/2006 re-launch of the products. Those creative and packaging costs are reflected in the higher overhead expenses incurred in the six months ended March 31, 2005 versus March 31, 2006. Also during the six months ended March 31, 2005, we incurred a loss on a major promotional movie contract; whereas, for the six months ended March 31, 2006, we achieved gross profit of 23%.

In accordance with Emerging Issues Task Force (EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, (EITF 00-

19), derivative financial instruments, including warrants, are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares issued in connection with the Series A Preferred Stock offering described below meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend. The resulting loss applicable to common shareholders for the six months ended March 31, 2006 was $3,656,109.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and effect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3.0 million to $5.0 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment card processor, Discover, requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

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

As of March 31, 2006 we had cash and cash equivalents of $3,483,262 as compared to $748,586 as of September 30, 2005. Working capital deficiency at March 31, 2006 was $(1,113,466) as compared to a working capital deficiency of $(3,922,868) at September 31, 2005. Cash inflows exceeded cash outflows and cash on hand increased by $2,734,676 during the six months ended March 31, 2005 due to $4.9 million in net proceeds from the sale of Series A preferred stock described below, less $2.1 million in cash used in operations. In addition, we had $1,117,022 in cash accounts restricted for use in settling magnetic stripe tickets issued as of March 31, 2006.

In December 2005, we raised $146,000 through the issuance of 12% Convertible Notes to 5 individuals who are shareholders of ours. These notes are convertible at $0.125 per common share and mature on March 31, 2006. The notes are accompanied by warrants to purchase 584,000 shares at $0.125. The warrants expire in December 2007.

During January 2006, we closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Tradewinds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, we sold 1,093 shares of our Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares of our common stock, $.001 par value ("Common Stock"), for an aggregate purchase price of $5,465,000. For each share of Series A Preferred Stock purchased investors will receive five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

We have the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $12.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, we may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued or
(ii) the number of remaining Warrants held by the holders thereof.

The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of our company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of ours other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then we must pay to each investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

In accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Stock, (EITF 00-19), derivative financial instruments, including warrants are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations if such instruments can be potentially net cash settled. We have concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares meets the definition of net cash settlement under EITF 00-19.

In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a registration statement's effectiveness and maintaining such effectiveness is not solely in the our control. Thus, the Series A Preferred Stock is classified as temporary equity.

In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend on the accompanying Consolidated Statement of Operations.

As a condition to the Investors agreeing to the terms of the Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 13, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 1,232,750 shares of Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 197,240 shares of Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of Common Stock at the exercise price of $4.00 per share for a period of five
(5) years; and (ii) all of the holders (the "Warrantholders") of the Company's outstanding warrants (the "Original Warrants") as of January 13, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase approximately 172,173 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, we will issue an aggregate of 1,429,990 shares of our Common Stock and warrants to purchase 308,188 of our Common Stock.

As of January 13, 2006, we obtained the consent of all debt and warrant holders as to the terms of the restructuring. The percentage of shares of outstanding common stock that three of the debt and warrant holders can beneficially own are contractually limited so that they cannot convert all of their debt or exercise all of their warrants until the percentage of outstanding shares that they would beneficially own as a result of the conversion or exercise is reduced.
Accordingly, a portion of the shares that we are obligated to issue upon conversion of outstanding debt and exercise of outstanding warrants will not become issuable until a later date.

In addition to the foregoing, as consideration for certain defaults related to our registration obligations, we have agreed to issue an aggregate of 33,000 shares of Common Stock (or Common Stock equivalents).

As of January 13, 2006, we did not have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that we were required to issue pursuant to the terms of the Restructuring or the Offering. As of April 7, 2006, we filed an Amended and

Restated Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue to 375,000,000 and to effect a one-for-100 reverse split of the Common Stock.

The reverse stock split was approved on February 22, 2006 by written consent of stockholders representing a majority of the Company's common shareholders (including shares of common stock issuable upon conversion of certain shares of the Company's Series A preferred stock). As a result of the reverse stock split, each one-hundred outstanding shares of common stock automatically converted into one share of Common Stock, with cash being paid in lieu of fractional shares. All per share amounts and outstanding shares, including all Common Stock equivalents (stock options), have been effected for all periods presented to reflect the reverse stock split.

We intend to raise an additional $3 million to $5 million of equity to meet our ongoing working capital requirements in fiscal 2006 and 2007, including the financing of the production of an adequate inventory of tickets as well as marketing initiatives needed support our corporate and retail programs. We do not have any commitments for material expenditures over either the near or long term.

CASH FLOW FROM SALES AND RECOGNITION OF REVENUES

We customarily sell our gift tickets to corporate or business clients on terms that require full payment, in advance. Our current arrangements require that the full value of the sale be deposited in an escrow account, until Discover either makes payment to the golf course, ski resort or other venue, upon redemption or use of the card, or when the card expires unused. Consequently, we will not realize any cash from a sale until the ticket is redeemed or expires unused (i.e., "breaks"); which could be as much as one year from the date of sale of the ticket.

We recognize both revenues and costs of sales at the time of redemption. We recognize revenues on unredeemed retail tickets when the consumers' ability to use the ticket expires (ten months for golf and spa, six months for bowling, and three months for movie).

OPTIONS AND WARRANTS

As of May 15, 2006, we had outstanding 1,568,142 options and warrants. The exercise price of the exercisable warrants and options range from $2.00 to $55.00 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $7,572,691.

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

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have raised additional equity capital and completed the Restructuring Agreement eliminating existing debt subsequent to March 31, 2006. However, we will have to manage cash flows carefully and we have no assurance that sufficient additional capital will be raised in the future to meeting our operating requirements.

As of September 30, 2005, our independent auditors continue to express the opinion that there is substantial doubt that we can continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We defer revenue until the ticket is either redeemed or expires. Revenue on unused tickets is recorded following ticket expiration which is generally ten months from date of activation for golf, ski and spa, six months for bowling, and three or six months from date of activation for movie. The life of a non-magnetic strip ski ticket ranges from six to seventeen months, depending upon date of purchase.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE) , we have elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

ITEM 3.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We have instituted disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and has concluded that the disclosure controls and procedures, overall, are effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended March 31, 2006, and subsequent period through the date hereof, we issued unregistered securities, as follows:

PRIVATE OFFERING OF PREFERRED STOCK AND WARRANTS

As of January 20, 2006, we sold an aggregate of 1,093 shares of our Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares of our common stock, $.001 par value ("Common Stock"), to Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Tradewinds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"), for an aggregate purchase price of $5,465,000.

We  believe  that these  transactions  are exempt  from  registration  under the
Securities   Act,   pursuant  to  Section  4(2),  or  Regulation  D  promulgated thereunder, as a transaction by an issuer not involving a public offering.

RESTRUCTURING

As of January 12, 2006, we restructured our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") was paid in full to the debtholders of record (the "Debtholders") by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 123,275,000 shares of Common Stock, at the conversion rate of $0.02 per share; and (B) converting the remaining percent of the principal amount of the Outstanding Debt into approximately 19,724,000 shares of Common Stock at the conversion rate of $0.125; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 30,818,750 shares of Common Stock at the exercise price of $0.04 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of our outstanding warrants (the "Original Warrants") received amended and restated warrants (the "Restated Warrants"), whereby the Warrantholders will have the right to purchase approximately 17,142,293 shares of common stock, or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $0.04 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, we have agreed to issue an aggregate of 145,000,000 shares of our Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 46,392,293 shares of Common Stock in satisfaction of Outstanding Debt and restating of the Original Warrants.

We  believe  that these  transactions  are exempt  from  registration  under the
Securities   Act,   pursuant  to  Section  4(2),  or  Regulation  D  promulgated thereunder, as a transaction by an issuer not involving a public offering

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of February 22, 2006, we obtained stockholder approval required to file an amendment to our Amended and Restated Certificate of Incorporation. to increase the number of shares of our Common Stock we are authorized to issue to 375,000,000, and effectuate a 100-for-1 reverse split of our Common Stock.

During the quarter ended March 31, 2006, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.

ITEM 5.  OTHER INFORMATION

On April 7, 2006, we filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware. The Certificate of Amendment effects a 100-for-1 reverse stock split of our issued and outstanding common stock as of the close of business on the date thereof, resulting in a decrease from 37,413,467 shares of common stock issued and outstanding to 374,413 such shares issued and outstanding. In addition, the Certificate of Amendment increased our authorized common stock of from 100,000,000 shares to 375,000,000 shares.

A copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation is attached hereto as Exhibit 3.1, and is incorporated by reference herein.

ITEM 6.  EXHIBITS

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

            3.1            Certificate    of   Amendment   to   Certificate   of
                           Incorporation(2)

            4.1 Certificate of Designation of Series A Convertible Preferred Stock(1)

            10.1           Form of Purchase Agreement(1)

            10.2           Form of Warrant(1)

            10.3           Form of Registration Rights Agreement(1)

            10.4           Form of Restructuring Agreement(1)

            31.1           Certification   of   Principal   Executive   Officer,
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

            31.2           Certification   of  Principal   Accounting   Officer,
                           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

            32.1           Certification   of   Principal   Executive   Officer,
                           pursuant to 18 U.S.C. Section 1350(3)

            32.2           Certification   of  Principal   Accounting   Officer,
                           pursuant to 18 U.S.C. Section 1350(3)

--------------------

(1) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 13, 2006

(2) Incorporated by reference from our Registration Statement on Form SB-2 (Registration No. 333-132165), filed May 4, 2006

(3)      Filed herewith

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

                                                 UTIX GROUP, INC.
                                                 -------------------------------
                                                 (Registrant)

Date: May 19, 2006                               /s/ Anthony G. Roth
                                                 -------------------------------
                                                 Name:  Anthony G. Roth
                                                 Title: Chief Executive Officer