Form 10QSB
period 2006-06-30
UTIX GROUP INC
filed 2006-08-21
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from _______________ to _______________

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

The number of shares outstanding of the issuer's common stock as of August 21, 2006 was 1,509,554.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                UTIX GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
                 Unaudited Balance Sheet as of June 30, 2006 and
                      Balance Sheet as of September 30, 2005                   3
                 Unaudited Statements of Operations for the Three and Nine
                      Months Ended June 30, 2006 and 2005                      4
                 Unaudited Statements of Cash Flows for the Nine Months
                      Ended June 30, 2006 and 2006                             5
                 Unaudited Statements of Stockholders' Deficit for the Nine
                      Months  Ended June 30, 2006                              6
                 Notes to Unaudited Financial Statements                       7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         26

Item 3.     Controls and Procedures                                           35

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings                                                 36

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       36

Item 3.     Defaults upon Senior Securities                                   36

Item 4.     Submission of Matters to a Vote of Security Holders               37

Item 5.     Other Information                                                 37

Item 6.     Exhibits                                                          38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------

                                                                                          JUNE 30,        SEPTEMBER 30,
ASSETS                                                                                      2006              2005
                                                                                        ------------------------------
                                                                                         (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                         $ 2,385,841         $ 748,586
      Restricted cash                                                                       963,430         1,155,602
      Accounts receivable, net                                                               11,843             9,139
      Inventory, net                                                                         75,230            37,035
      Prepaid expenses and other current assets                                             226,550           200,195
                                                                                        ------------------------------
            Total current assets                                                          3,662,894         2,150,557
                                                                                        ------------------------------

Property and equipment:
      Equipment and software                                                                357,080           337,345
      Furniture and fixtures                                                                 52,727            51,548
                                                                                        ------------------------------
                                                                                            409,807           388,893
      Less - accumulated depreciation                                                       308,277           206,255
                                                                                        ------------------------------
Property and equipment, net                                                                 101,530           182,638
                                                                                        ------------------------------

Other assets                                                                                 28,453           246,039

                                                                                        ------------------------------
TOTAL ASSETS                                                                            $ 3,792,877       $ 2,579,234
                                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current maturities of notes payable                                               $         -         3,235,000
      Current maturities of notes payable to related parties                                      -           150,000
      Current maturities of capital lease obligations                                        18,362            24,108
      Accounts payable                                                                      201,833           221,603
      Accrued expenses                                                                      638,129           938,638
      Other liabilities                                                                   1,746,918                 -
      Liability associated with warrants                                                    269,646                 -
      Customer deposits                                                                     752,035           719,476
      Deferred revenue                                                                      626,741           784,600
                                                                                        ------------------------------
          Total current liabilities                                                       4,253,664         6,073,425
                                                                                        ------------------------------

Long-term liabilities:
      Notes payable - less current maturities                                                     -         1,600,000
      Capital lease obligations - less current maturities                                     5,271            19,306
                                                                                        ------------------------------
          Total long-term liabilities                                                         5,271         1,619,306
                                                                                        ------------------------------

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized;
      1,081 shares issued and outstanding at June 30, 2006                                5,405,000                 -

Stockholders' deficit:
      Common stock, $0.001 par value, 375,000,000 shares authorized;
          1,484,554 and 372,135 shares issued and outstanding at
          June 30, 2006 and September 30, 2005, respectively                                  1,485               372
      Additional paid in capital                                                         17,478,035        10,426,503
      Deferred compensation                                                                (365,341)                -
      Accumulated deficit                                                               (22,985,237)      (15,540,372)
                                                                                        ------------------------------
          Total stockholders' deficit                                                    (5,871,058)       (5,113,497)

                                                                                        ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 3,792,877       $ 2,579,234
                                                                                        ==============================

            The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                         FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE NINE MONTHS ENDED JUNE 30,
                                                                2006              2005                 2006             2005
                                                         -----------------------------------     ----------------------------------
                                                             (UNAUDITED)      (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
Net revenues                                             $      370,604      $  1,889,275        $   1,255,729     $  6,272,087

Cost of revenues                                                300,064         1,825,523              980,748        6,414,948
Provision for inventory write-down                                    -                 -                    -          750,000
                                                         -----------------------------------     ----------------------------------

         Gross profit (loss)                                     70,540            63,752              274,981         (892,861)

Selling and administrative expenses                           1,204,024         1,231,865            3,326,711        4,222,915
Non-cash operating expenses (income)                            506,916           (35,864)             662,662          848,059
                                                         -----------------------------------     ----------------------------------

         Loss from operations                                (1,640,400)       (1,132,249)          (3,714,392)      (5,963,835)
                                                         -----------------------------------     ----------------------------------

Other income (expense):
    Investment income, net                                        9,065            47,269               19,571          139,267
    Interest expense                                             (1,082)          (85,425)            (126,626)        (229,729)
    Non-cash interest and other expense                      (3,467,625)         (284,815)          (3,623,418)      (1,668,780)
                                                         -----------------------------------     ----------------------------------
                                                             (3,459,642)         (322,971)          (3,730,473)      (1,759,242)
                                                         -----------------------------------     ----------------------------------

         Loss before provision (benefit)
           for income taxes                                  (5,100,042)       (1,455,220)          (7,444,865)      (7,723,077)

Provision (benefit) for income taxes                                  -                 -                    -                -
                                                         -----------------------------------     ----------------------------------

         Net loss                                        $   (5,100,042)     $ (1,455,220)       $  (7,444,865)    $ (7,723,077)
                                                         ===================================     ==================================

         Series A preferred deemed dividend                           -                 -           (1,311,286)               -
                                                         -----------------------------------     ----------------------------------

         Loss applicable to common shareholders          $   (5,100,042)     $ (1,455,220)       $  (8,756,151)    $ (7,723,077)
                                                         ===================================     ==================================

Net loss per common share:
    Basic and diluted                                    $        (4.17)     $      (3.86)       $      (13.34)    $     (20.86)
                                                         ===================================     ==================================

Weighted average number of common shares outstanding:
    Basic and diluted                                         1,223,254           377,419              656,511          370,235
                                                         ===================================     ==================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                    2006                       2005
                                                                                ----------------------------------------
                                                                                 (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
       Net loss                                                                 $(7,444,865)               $ (7,723,077)
       Adjustments to reconcile net loss to net
            cash provided by (used in) operating activities:
                 Depreciation and amortization                                      102,022                     106,426
                 Loss on disposal of property and equipment                               -                         111
                 Provision for inventory writedown                                        -                     750,000
                 Non-cash interest and other expense                              3,421,383                   1,668,780
                 Non-cash operating expenses                                        662,662                     848,059
                 Amortization of financing costs and other placement fees           202,035                     130,206
                 Changes in assets and liabilities
                      (Increase) decrease in:
                           Accounts receivable                                       (2,704)                      7,079
                           Inventory                                                (38,195)                   (169,348)
                           Prepaid expenses                                         (26,355)                    (24,668)
                           Other assets                                              15,626                      (1,391)
                      Increase (decrease) in:
                           Accounts payable                                         (19,771)                    (98,375)
                           Accrued expenses                                         (75,881)                    (16,789)
                           Deferred revenue                                        (157,859)                     66,917
                           Customer deposits                                         32,559                   2,904,957
                                                                                ----------------------------------------
                               Net cash used in operating activities             (3,329,343)                 (1,551,113)
                                                                                ----------------------------------------

Cash flows from investing activities:
       Purchases of property and equipment                                          (20,914)                   (112,208)
                                                                                ----------------------------------------
                               Net cash used in investing activities                (20,914)                   (112,208)
                                                                                ----------------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                  146,000                   1,600,500
       Repayment of notes payable                                                  (200,000)                   (220,000)
       Restricted cash                                                              192,172                    (682,510)
       Proceeds from warrant exercise                                                   125                          10
       Proceeds from disposal of property and equipment                                   -                         400
       Proceeds from sale of common stock                                                 -                   2,544,431
       Proceeds from sale of preferred stock, net                                 4,893,996                           -
       Payment of financing costs                                                         -                    (292,096)
       Repurchase of common shares                                                  (25,000)                     (1,500)
       Payments on capital lease obligations                                        (19,781)                    (14,583)
                                                                                ----------------------------------------
                               Net cash provided by financing activities          4,987,512                   2,934,652
                                                                                ----------------------------------------

Net increase in cash and cash equivalents                                         1,637,255                   1,271,331


Cash and cash equivalents, beginning of period                                      748,586                   2,687,342
                                                                                ----------------------------------------

Cash and cash equivalents, end of period                                        $ 2,385,841                $  3,958,673
                                                                                ========================================
                                                                                          -                           -

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                   $   217,084                $    189,800
                                                                                ========================================

Supplemental disclosure of noncash investing and financing activities:
       Equipment acquired under capital lease obligation                        $         -                $     20,194
                                                                                ========================================
       Conversion of notes and interest to common stock                         $ 3,184,082                $  1,901,520
                                                                                ========================================
       Warrants issued in connection with preferred stock                       $   370,141                $          -
                                                                                ========================================
       Non-cash dividends to preferred stockholders
         arising from beneficial conversion feature                             $ 1,311,286                $          -
                                                                                ========================================
       Conversion of preferred stock to common stock                            $    60,000                $          -
                                                                                ========================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------------------------

                                                              Additional                                                Total
                                   Common Stock                Paid in           Deferred         Accumulated        Stockholders'
                              Shares            Amount         Capital         Compensation         Deficit             Deficit
                          ---------------------------------------------------------------------------------------------------------
Balance,
  September 30, 2005          372,135          $   372       $10,426,503         $        -      $ (15,540,372)       $ (5,113,497)
                          =========================================================================================================

Net Loss                            -                -                 -                  -         (7,444,865)       $ (7,444,865)

Reduction of
  compensation expense
  for non-employee
  stock option grants               -                -           (22,655)                 -                  -        $    (22,655)
Repurchase and
  retirement of
  common shares                  (625)              (1)                1                  -                  -        $          -
Conversion of
  notes payable             1,045,689            1,046         6,592,414                  -                  -        $  6,593,460
Expense for
  exchange of warrants              -                -           206,438                  -                  -        $    206,438
Compensation expense
  for non-employee
  stock option grants               -                -           423,048                  -                  -        $    423,048
Compensation expense
  for employee stock
  option grants                     -                -           406,023           (365,341)                 -        $     40,682
Issuance of common stock       35,355               36           425,349                  -                  -        $    425,385
Conversion of Series A
  preferred stock              30,000               30            59,970                  -                  -        $     60,000
Accretion of preferred
  stock to face value               -                -        (1,039,254)                 -                  -        $ (1,039,254)
Exercise of warrants            2,000                2               198                  -                  -        $        200

                          ---------------------------------------------------------------------------------------------------------


Balance, June 30, 2006
  (unaudited)               1,484,554          $ 1,485       $17,478,035         $ (365,341)     $ (22,985,237)       $ (5,871,058)
                          =========================================================================================================

                  The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

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

         The Company is seeking and is in need of additional financing in order to provide working capital, meet escrow requirements, produce inventory and expand its marketing and selling activities. On January 21, 2006, the Company closed on an agreement to sell Series A Convertible
         Preferred Stock, for gross proceeds of $5,465,000, to convert all existing debt into common stock and warrants (subject to certain shareholder ownership limitations), and to exchange existing warrants for new warrants (see Note 8).

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

         The financial information as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and nine months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2006 or for any future periods.

         These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         BASIS OF PRESENTATION (CONTINUED)

         statements and related footnotes as of, and for the period ended September 30, 2005, together with the report of the independent public registered accountants, included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RESTRICTED CASH

         The Company had cash of $250,734 and $250,612 in escrow at Discover Bank, at June 30, 2006 and September 30, 2005, respectively and $712,696 and $904,990 at 5 Star Bank to cover activated magnetic strip tickets, at June 30, 2006 and September 30, 2005, respectively. In accordance with the Company's agreement with Discover, the total value of each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed the settlement cost is automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at lower of cost or market. In the nine months ended June 30, 2005, the Company initially recorded a $46,000 provision on its inventory given a later than anticipated entry into the holiday retail market; then, Management made a decision to redesign its retail packaging to improve its functionality and deemed much of its inventory of directories to be out of date and therefore increased the provision to $750,000.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

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

         In the nine months ending June 30, 2006, 639,525 options were granted, 406,025 of which were granted to employees and directors. In the nine months ending June 30, 2005, 12,300 options were granted, 11,300 of which were granted to employees and directors.


         The assumptions used for options granted or valued during the nine months ending June 30, 2006 and 2005 are as follows:

                                              For the Nine Months Ended June 30,
                                                  2006                 2005
                                                  ----                 ----
            Risk-free interest rate           3.18 - 5.10%         3.18 - 4.17%
            Expected lives                   5 - 10 years         5 - 10 years
            Expected volatility                        50%                 50%
            Dividend yield                              0%                  0%
            Weighted-average
              fair value of grants                   $2.31              $19.94


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per common share based upon the fair value at the grant date for stock options awarded in the three and nine months ended June 30, 2006 and 2005 would have increased the pro-forma net loss as indicated below.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

                                                                    For the Three Months Ended June 30,
                                                                            2006            2005
                                                                            ----            ----
         Loss applicable to common shareholders                        $  (5,100,042)   $(1,455,220)
                                                                       -------------    -----------
         Add: employee-based stock compensation
              included in net loss                                            28,527              -
         Deduct: employee-based stock compensation expense,
                 determined under fair value for all awards                 (103,064)       (63,990)
                                                                       -------------    -----------
         Pro forma loss applicable to common shareholders              $  (5,174,579)   $(1,519,210)
                                                                       =============    ===========
         Net loss per common share (basic and diluted)                 $       (4.17)   $     (3.86)
                                                                       =============    ===========
         Pro forma net loss per common share (basic and diluted)       $       (4.23)   $     (4.03)
                                                                       =============    ===========

                                                                    For the Nine Months Ended June 30,
                                                                            2006            2005
                                                                            ----            ----
         Loss applicable to common shareholders                        $  (8,756,151)   $(7,723,077)
         Add: employee-based stock compensation
              included in net loss                                            40,682              -
         Deduct: employee-based stock compensation expense,
                 determined under fair value for all awards                 (321,261)      (166,627)
                                                                       -------------    -----------
         Pro forma loss applicable to common shareholders              $  (9,036,730)   $(7,889,704)
                                                                       =============    ===========
         Net loss per common share (basic and diluted)                 $      (13.34)   $    (20.86)
                                                                       =============    ===========
         Pro forma net loss per common share (basic and diluted)       $      (13.76)   $    (21.31)
                                                                       =============    ===========

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

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

         In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R's implementation challenges for registrants and enhance the information investors receive.

3.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at June 30, 2006 and September 30, 2005:

                                                June 30,       September 30,
                                                  2006             2005
                                             -------------     -------------

         Notes  payable (7%  Convertible
         Notes),  face value of $100,000
         at September 30, 2005. Interest
         payable    quarterly   at   7%,
         outstanding    principal    and
         accrued   interest  payable  on
         demand.    The    notes    were
         originally  convertible  at $43
         per   common   share,   at  the
         holders  request  between  July
         15, 2004 and July 15, 2006.                     -           100,000

         Notes payable (12% Notes), face
         value of $50,000  at  September
         30,  2005.   Interest   payable
         quarterly  at 12%,  outstanding
         principal and accrued  interest
         payable on demand.                              -            50,000
                                             -------------     -------------
                                                         -           150,000
         Less - current maturities                       -           150,000
                                             -------------     -------------

         Notes    payable   to   related
         parties    -    less    current
         maturities                          $          -      $           -
                                             ============      =============

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE

         Notes payable at June 30, 2006 and September 30, 2005 consisted of the following:

                                               June 30,        September 30,
                                                 2006               2005
                                             -------------     -------------

         Notes payable (7% Notes),  face
         value of $300,000 at  September
         30,  2005.   Interest   payable
         quarterly  at  7%,  outstanding
         principal and accrued  interest
         which  was  originally  due  at
         maturity, November 30, 2005.        $           -     $     300,000


         Notes payable (15% Notes), face
         value    of    $1,250,000    at
         September  30,  2005.  Interest
         payable   quarterly   at   15%,
         outstanding    principal    and
         accrued interest originally due
         at maturity, November 30, 2005.                 -          1,250,000

         Notes payable (12% Notes), face
         value of $125,000 at  September
         30,  2005.   Interest   payable
         quarterly  at 12%,  outstanding
         principal and accrued  interest
         originally   due  at  maturity,
         through December 31, 2005.                      -            125,000

         Notes  payable  ($350K  Notes),
         face  value  of   $250,000   at
         September  30,  2005.  Interest
         payable  semi-annually  at  7%,
         outstanding    principal    and
         accrued   interest   which  was
         originally   due  at  maturity,
         November 30, 2005.                              -            250,000

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE (CONTINUED)

                                               June 30,         September 30,
                                                 2006               2005
                                             -------------     -------------

         Notes  payable (5%  Convertible
         Notes),     face    value    of
         $1,600,000   at  September  30,
         2005.  Interest  payable  is at
         7%,  outstanding  principal and
         accrued   interest   which  was
         originally   due  at  maturity,
         February  11,  2008.  The notes
         are   convertible  at  $40  per
         common share.                                   -          1,600,000

         Notes payable (12%  Convertible
         Notes),     face    value    of
         $1,310,000   at  September  30,
         2005.  Interest  payable  is at
         12%, outstanding  principal and
         accrued   interest   which  was
         originally   due  at  maturity,
         September  19, 2005.  The notes
         are  convertible  at $12.50 per
         common share.                                   -         1,310,000
                                             -------------     -------------
                                                         -         4,835,000
         Less - current maturities                       -         3,235,000
                                             -------------     -------------

         Notes payable - less current
           maturities                        $           -     $    1,600,000
                                             =============     ==============


         Certain outstanding notes in existence at December 31, 2005 have been converted to common stock as of June 30, 2006 in accordance with the January 2006 restructuring agreement described in Note 8. Three of the note holders are contractually limited to the number of shares they can beneficially own. Therefore, the Company has recorded the amounts due to these note holders as other liabilities on the accompanying consolidated balance sheets. The remaining obligation, which is classified as a current liability, will automatically convert into a fixed number of shares of common stock as ownership limitations lapse.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

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

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $35 per common share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 26,042 shares at $48 per common share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 35,714 warrants exercisable at $35 per common share, issued in May 2004. The Company was required to file a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 97,500 shares). As of December 31, 2005, the Company had registered the shares underlying the warrants but had not registered the shares underlying potential conversion of the note, and accordingly has accrued the applicable penalty. As consideration for this penalty, the Company issued 33,000 shares of common stock (or common stock equivalents (see
         Note 8)) during the nine months ended June 30, 2006.

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

         Two 12% Note holders converted their notes, aggregating to $80,000, to 2,286 shares at $35 shares in October 2004 and another converted $125,000 in notes to 3,571 shares in December 2004. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% Notes to related parties was converted to a demand note; $50,000 was repaid on March 31, 2005 and $50,000 remained outstanding at September 30, 2005 (see Note 8). The holder of the remaining $125,000 of 12% Notes to unrelated parties agreed to extend this note to December 31, 2005 (see
         Note 8).

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

4.       NOTES PAYABLE (CONTINUED)

         In February 2005, the Company closed on a $1.6 million, 5% Convertible Note, with principal and interest due at maturity, February 2008 (see
         Note 8). Principal and interest may be converted at any time at the option of the holder to common stock at $40 per common share (see Note
         8). The Company paid $188,000 in fees related to this debt financing which was being recorded to interest expense over the life of the note. As a result of the Restructuring discussed in Note 8, the remaining unamortized balance was expensed in the nine months ended June 30, 2006. For the nine months ended June 30, 2006 and 2005, approximately $146,000 and $26,000, respectively, of this deferred financing cost has been expensed to non-cash interest and other expense.

         As of September 30, 2005, the Company was in default on the 12% Convertible Notes. During the three months ended December 31, 2005, the Company repaid $200,000 plus a portion of the accrued interest. The holders of $810,000 in notes agreed to extend the maturity of their notes and to convert principal and interest into the next equity round of financing which closed in January 2006 (see Note 8). To defer demand on $300,000 of these notes, the Company issued additional warrants to purchase 67,000 common shares at an exercise price of $12.50 (see Note
         8). The fair value of the warrants was nominal. These warrants were to expire in December 2007.

         Subsequent to September 30, 2005, the Company raised $146,000 through the issuance of 12% Convertible Notes. These notes were convertible into common stock at $12.50 per common share and were to mature on March 31, 2006 (see Note 8). The notes are accompanied by warrants to purchase 5,840 shares at $12.50 (see Note 8). The fair value of these warrants was nominal. The warrants were to expire in December 2007.


         ADVISORY AGREEMENT

         During the year ended September 30, 2005, the Company terminated their Advisory Agreement with an unrelated third party (Advisory Agreement). The Company sold to the third party for $0.10 per common share, or $1,125, a total of 11,250 shares; issued additional five year warrants to purchase up to 11,250 shares of common stock at $48 per common share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses during the year ended September 30, 2005. The fair value of the non-cash consideration, or approximately $736,000 was expensed as a component of non-cash operating expenses during the nine months ended June 30, 2005.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS

         In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 8,250 shares of the Company's common stock at an exercise price of $0.10. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $146,566 created original issue discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of June 30, 2005 through charges to non-cash interest and other expense of $19,481 for the nine months ended June 30, 2005. These warrants were exercised during fiscal 2004.

         In connection with the 9% Convertible Notes described in Note 4, the Company issued detachable warrants allowing for the purchase of 9,099 shares of the Company's common stock at an exercise price of $52 per common share. The warrants were to expire on November 13, 2008 (see
         Note 8). The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal. In June 2004, the Company reduced the exercise price of the warrants issued in connection with the 9% Notes from $52 to $35 per common share and increased the number of common shares underlying warrants from 9,099 to 13,429, in exchange for the holders converting their notes to common stock. The Company recorded a charge to non-cash interest and other expense of $107,433 during the nine months ended June 30, 2005 for the difference between the fair value of the warrants under the original terms and the fair value of the warrants after the modification.

         In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 3,500 shares of the
         Company's common stock at $10 per common share, subject to anti-dilution provisions. The warrants were to expire in February 2009 (see Note 8). The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $35,853 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants created original issue discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of June 30, 2005. Amortization recorded in non-cash interest and other expense was approximately $12,196 for the nine months ended June 30, 2005.

         In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 43,857 shares of common stock at $35 per common share. The warrants were to expire in June 2009 (see Note 8). The warrants are subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $359,500 created original issuance discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Additionally, in connection with the issuance, the Company paid a fee

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)

         to an unrelated party of $114,000, issued warrants to a different unrelated party, granting the holder the right to purchase 5,000 shares of common stock at $15 per common share, and granted 1,543 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants and stock was calculated using the Black-Scholes option pricing model. The consideration was approximately $255,000, approximately $81,000 of which was expensed to non-cash operating expense during the quarter ended December 31, 2004 and $174,000 of which was amortized as non-cash interest and other expense over the (one year) life of the note. As of June 30, 2005, the amount was fully amortized. Amortization expense for the three and nine months ended June 30, 2005 was approximately $14,500 and $102,000, respectively.

         In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 4,576 shares of the Company's common stock at $49.50 per common share. At the date of grant, the warrants were valued at approximately $92,200 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants were to expire in December 2009 (see Note 8).

         In exchange for consulting services provided, the Company issued warrants to unrelated parties allowing for the purchase of 2,100 shares of the Company's common stock at $0.10 per common share. The warrants were to expire in May 2010. The warrants were valued at $26,065 using the Black-Scholes model and were recorded as non-cash interest and other expense during the quarter ended June 30, 2005. In June 2005, 100 of these warrants were exercised. The remaining four warrant holders exercised their warrants for 2,000 common shares at $0.10 per common share during the nine months ended June 30, 2006.

         In connection with the preferred stock offering discussed in Note 8, the Company issued detachable warrants allowing for the purchase of 683,125 shares of the Company's common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." See Note 8. Subsequent changes in the fair value of the warrants are reflected in the Consolidated Statement of Operations. The value of the warrants at June 30, 2006 was calculated at $269,646 and the resulting $100,496 reduction in value was recorded as a credit to non-cash interest and other expense.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)


         The warrants have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used for the nine months ended June 30, 2006 and 2005 are as follows:

                                                      2006            2005
                                                      ----            ----
             Risk-free interest rates              4.31 - 5.10%    2.96-3.71%
             Expected lives                        2 - 5 years     1 - 5 years
             Expected volatility                   50%             50%
             Dividend yield                        0%              0%
             Weighted-average
               fair value of grants                $1.24           $16.97


         The following is a summary of warrants outstanding as of June 30, 2006 (see Note 8).

               Number             Issue Date         Issued in Connection with      Exercise Price     Expiration Date
               ------             ----------         -------------------------      --------------     ---------------
               480,362           January 2006        Restructuring (see Note 8)             $ 4.00     January 2011
               683,125           January 2006        Preferred stock                        $ 4.00     January 2011
               -------
             1,163,487
             ---------

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

         Under the Plan, the options are restricted, generally vesting ratably over periods ranging from 36 to 48 months. In April 2005, the Board of Directors approved and the shareholders ratified an amendment to increase in the number of options that may be granted by the Company under the Plan from 10,000,000 to 12,600,000. In February 2006, the Board of Directors approved an increase in the number of options that may be granted by the Company under the Plan from 12,600,000 to
         75,000,000. In April 2006, the one-for-100 reverse split went effective. Accordingly, the option pool was ratified at 750,000 at the Annual Shareholders' meeting. During the nine months ended June 30, 2006, 406,025 options were granted to employees and directors. During the nine months ended June 30, 2005, 11,300 options were granted to employees and directors.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

6.       STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

         The options granted to employees and directors in the nine months ended June 30, 2006 have an exercise price that is less than the market price of the Company's stock at date of grant. The Company has elected to account for stock options granted to employees and directors under the provisions of APB 25, using the intrinsic value method. Accordingly, the Company recorded $357,749 as deferred compensation representing the aggregate intrinsic value on the grant date, which will be expensed over the vesting period of the options (generally 3 to 4 years). For the nine months ended June 30, 2006, $40,682 was amortized to non-cash operating expenses.

         On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options at June 30, 2006 resulting in a $2,280 and $22,655 reduction to non cash operating expenses for the three and nine months ended June 30, 2006, respectively. At June 30, 2005, the Company remeasured the fair value of the unearned options, which resulted in a $35,800 reduction in non cash operating expense for the quarter ended June 30, 2005 and a charge of $30,500 to non cash operating expense for the nine months ended June 30, 2005.

         In the nine months ended June 30, 2006, 233,500 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $2.00, have a 10 year term and vest immediately. The Company measured the fair value of the option grants using the Black Scholes option pricing model using risk-free interest rates of 4.64% and 50% volatility, the fair value of the grants was initially calculated as $423,048 of which $183,593 and $347,558 were charged to non cash operating expense in the three and nine months ended June 30, 2006, respectively.

         Following is a summary of the activity for the Company's stock options for the nine months ended June 30, 2006.

                                                                                                       Weighted
                                                                                                       Average
                                                              Number of                                Exercise
                                                               Shares            Price Range            Price
         ------------------------------------------------------------------------------------------------------------
         Outstanding at September 30, 2005                       76,770       $ 35.00 -  $  50.00      $ 38.83
               Granted                                          639,525       $  2.00 -  $   2.00      $  2.00
               Forfeited/cancelled                               (4,650)      $ 35.00 -  $  50.00      $ 39.52
               Exercised                                              0       $  0.00 -  $   0.00      $  0.00
                                                         ------------------------------------------------------------
         Outstanding at June 30, 2006                           711,645       $  2.00 -  $  50.00      $  5.73
                                                         ============================================================
         Exercisable at June 30, 2006                           261,253       $  2.00 -  $  50.00      $  6.01
                                                         ============================================================

         The Company had 38,355 and 125,232 shares available for grant at June 30, 2006 and September 30, 2005, respectively.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

7.       EARNINGS PER COMMON SHARE

         Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended June 30, 2006 and 2005, potentially dilutive shares, representing an aggregate of 4,962,001 and 1,460,162 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

7.       EARNINGS PER COMMON SHARE (CONTINUED)

         The following table is the computation of basic earnings per common share and diluted earnings per common share.

                                           Three Months Ended                      Nine Months Ended
                                        June 30,          June 30,             June 30,          June 30,
                                          2006              2005                 2006              2005
Loss applicable to common
   shareholders                       $(5,100,042)       $(1,455,220)        $(8,756,151)      $  (7,723,077)
                                      ===========        ===========         ===========       =============
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                              1,223,254            377,419             656,511             370,235
                                      ===========        ===========         ===========       =============
Basic and diluted net loss
   per common share                   $     (4.17)       $     (3.86)        $    (13.34)      $      (20.86)
                                      ===========        ===========         ===========       =============
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                              1,163,487            168,706           1,163,487             168,706
                                      ===========        ===========         ===========       =============
Number of shares underlying
   other liabilities excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                384,369                  -             384,369                   -
                                      ===========        ===========         ===========       =============
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                      -            423,256                   -             423,256
                                      ===========        ===========         ===========       =============
Number of shares underlying
   convertible preferred
   excluded in calculation of
   diluted earnings per
   common share due to
   anti-dilutive effects                2,702,500                  -           2,702,500                   -
                                      ===========        ===========         ===========       =============
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                711,645            868,200             711,645             868,200
                                      ===========        ===========         ===========       =============
------------------------------------------------------------------------------------------------------------

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

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

         The stated value of the Series A Preferred Stock is $5,000 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events. During the nine months ended June 30, 2006, 12 shares of Series A Preferred Stock were converted into 30,000 shares of Common Stock.

         The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering or if the registration statement is not declared effective by the Securities and Exchange Commission on or before 120 days after the closing of the Offering, then the Company

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

8.       PREFERRED STOCK OFFERING AND RESTRUCTURING (CONTINUED)

         must pay to each investor liquidated damages equal to 1.5 percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

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

         In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. Accordingly, the Company recorded a $100,495 reduction in non-cash interest and other for the three and nine months ended June 30, 2006.

         In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a registration statement's effectiveness and maintaining such effectiveness is not solely in the control of the Company. Thus, the Series A Preferred Stock is classified as temporary equity.

         In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible and has no stated redemption date, the Company recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend on the accompanying Consolidated Statement of Operations. Also, in exchange for services performed by a broker, the Company has agreed to issue warrants allowing for the purchase of 175,000 shares of the Company's common stock at $4.00 per common share. The warrants were valued at approximately $48,000 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in July 2011.

         As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 13, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 1,232,750 shares of Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 197,240 shares of Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of Common Stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Three and Nine Months Ended June 30, 2006 and 2005

--------------------------------------------------------------------------------

8.       PREFERRED STOCK OFFERING AND RESTRUCTURING (CONTINUED)

         the Company's outstanding warrants (the "Original Warrants") as of January 13, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase approximately 172,173 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, the Company will issue an aggregate of 1,429,990 shares of its Common Stock and warrants to purchase 308,188 shares of its Common Stock. However, the percentage of shares of outstanding common stock that three of the debt holders can beneficially own are contractually limited so that they cannot convert all of their notes until the percentage of outstanding shares that they would beneficially own as a result of the conversion is reduced. Accordingly, the Company issued 1,045,681 of the 1,429,990 Common Shares associated with the Restructuring in the quarter ended June 30, 2006 and the remaining 384,369 shares that the Company is obligated to issue upon conversion of outstanding notes will not become issuable until a later date. The Company has recorded the remaining obligation due to these noteholders on the accompanying Consolidated Balance Sheets as other liabilities.

         As of January 13, 2006, the Company did not have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company was required to issue pursuant to the terms of the Restructuring or the Offering. The Company filed its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock. The Company is authorized to issue up to 375,000,000 shares of Common Stock (the "Amendment") and effect a one-for-100 reverse split of the Common Stock (the "Reverse Split") as of April 7, 2006.

         Upon the effectiveness of the Amendment, the Company began execution of the Restructuring. The $4,206,000 in originally convertible notes was to be converted under revised conversion terms. The Company recorded a $3,447,761 charge to non-cash interest and other expense in the quarter ended June 30, 2006, representing the difference between the fair value of the securities issued as compared to the fair value of securities under the original conversion terms (which ranged from $12.50 to $43 per common share). The fair value of the securities issued in connection with the remaining $725,000 not originally convertible notes as compared to the carrying value of the notes on the date of conversion, resulted in a $38,383 reduction to non-cash interest and other expense in the quarter ended June 30, 2006. The fair value of the Original Warrants immediately before they were modified as compared to the fair value of the Restated Warrants, resulted in a $206,438 charge to non-cash interest and other expense in the quarter ended June 30, 2006. The fair value of the warrants was calculated using the Black Scholes model along with risk-free interest rates of 4.92% and 50% volatility. In total, non-cash charges related to the Restructuring were $3,615,815.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis in this Quarterly Report on Form 10-QSB (the "Report") provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Report, and our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 (the "Annual Report").

This filing contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in this Part I, Item 2. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Readers are referred to the caption entitled "Risk Factors" appearing at the end of Part I, Item 1 of the Annual Report. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

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

Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide. Our unique SYSTEM FOR MARKETING LEISURE ACTIVITY THROUGH PREPAID TICKETS was granted patent number US 7,066,383 B2 on June 27, 2006.

Our products are offered through two distinct distribution channels:

     o sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users; and

     o sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains and the internet.

Our principal strategic goals are to (i) establish our prepaid experience ticket methodology as the next generation of prepaid products, thereby increasing our revenues and profits, and (ii) establish our company as the premier provider of prepaid lifestyle experiences in the sports, recreation, leisure, and entertainment arenas.

RECENT DEVELOPMENTS

One of our marketing strategies is to create co-branded specialty tickets with leading marketing brands (e.g., Red Door Spas and Mario Tricoci Salons gift tickets) and various movie studio film releases. As of July 17, 2006, we entered into a binding letter of intent with PGA TOUR, Inc., regarding our exclusive use of the PGA TOUR brand and/or logo in connection with the development, marketing and sale of prepaid golf experience ticket products. Pursuant to the LOI, we agreed to pay PGA TOUR certain minimum guaranteed amounts, recoupable against actual earned royalties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005.

Net revenues for the three months ended June 30, 2006 at $370,604 were significantly lower than the $1,889,275 in revenues earned in the three months ended June 30, 2005. Revenue in the third quarter of fiscal 2005 included a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional movie program, about 30% of which were redeemed as of June 30, 2005, resulting in earned corporate revenues of approximately $1.3 million, or 68% of the total revenue for the quarter ended June 30, 2005. This was a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed. The decline in net revenues for the three months ended June 30, 2006 as compared to 2005 can also be attributed to significant turnover in our corporate sales force over the past year.

Gross profit for the three months ended June 30, 2006 was $70,540 or 19% of revenues, as compared to $63,752, or 3.4% of revenues, for the three months ended June 30, 2005. The low margin in 2005 was attributable to higher than anticipated fulfillment and transaction costs associated with the major corporate movie ticket program described above.

Selling and administrative expenses for the three months ended June 30, 2006 were $1,204,024 as compared to $1,231,865 for the three months ended June 30, 2005. The decrease in operating expenses was 2.3%, or $27,841.

Non-cash operating expenses (income) were $506,916 and $(35,864) for the three months ended June 30, 2006 and 2005, respectively. Non-cash operating expenses (income) in the three months ended June 30, 2006 included $274,227 in stock and option grants to non-employees, $206,438 attributable to the amended and restated warrants issued in connection with the restructuring, and $28,528 amortization of deferred compensation associated with employee option grants. The $(35,864) reduction is non-cash charges recorded for the three months ended June 30, 2005 was attributable to the re-measurement of non-employee option grants.

Other income (expense) was $(3,459,642) and $(322,971) for the three months ended June 30, 2006 and 2005, respectively. The $3,136,671 increase in charges for the three months end June 30, 2006, as compared to the same period in 2005, is due to $3.4 million in non-cash interest and other charges related to the conversion of notes payable to common stock and the warrants issued in connection with the Restructuring as well as a $100,495 reduction in the fair value of warrants issued in connection with the Series A Preferred Stock.

Our net loss for the three months ended June 30, 2006 was $5,100,042. This compares to a loss of $1,455,220 for the three months ended June 30, 2005, an increase of $3,644,822. The $3.6 million higher loss for the three months ended June 30, 2006 were primarily attributable to: non-cash charges of $3.4 million associated with the conversion of notes payable, the fair value of warrants granted in accordance with the Restructuring (described below), and $0.3 million the fair value of options granted to non-employees and reductions of the fair value of warrants issued in connection with the Series A Preferred Stock.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE NINE MONTHS ENDED JUNE 30,
2005.

Net revenues for the nine months ended June 30, 2006 were $1,255,729, or $5,016,358 lower than the $6,272,087 in revenues recognized for the nine months ended June 30, 2005. The revenue growth in the first nine months of fiscal 2005 as compared to the same period in 2006 is primarily attributable to the new movie product, which was launched late in September 2004. We won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, about 30% of which were redeemed as of June 30, 2005, resulting in earned corporate revenues from movie tickets of approximately $4.9 million, or 78.5% of the total revenue for the year to date. This was a cost-plus, redemption only contract therefore revenue is earned only when tickets are redeemed In addition, we sold approximately $611,500 in movie, golf and spa tickets through retail channels, of which redeemed and expired retail tickets resulted in $271,439 of earned revenues for the nine months ended June 30, 2005 and $461,288 for the nine months ended June 30, 2006. By comparison, the promotional movie contract we had for the first nine months of fiscal 2006 was not nearly of the magnitude of the one that was active during the same period of 2005. Management made a decision not to replenish retail inventory for the calendar 2005 fall/holiday season. Further, we experienced high turnover in our sales force since June of 2005 and only by March of 2006 had the funding and resources to rebuild the corporate sales force.

Gross profit (loss) for the nine months ended June 30, 2006 was $274,981, or 21.9% of revenues, as compared to $(892,861), or (14.2)% of revenues, for the nine months ended June 30, 2005. The negative gross profit during the nine months ended June 30, 2005 was attributable to the $750,000 write down of inventory, higher than anticipated fulfillment and transaction costs associated with a major corporate movie ticket program, and the lower margins on the movie product. The 21.9% gross profit earned in the nine months ended June 30, 2006 was attributable to higher than historical rates of retail tickets expiring unused partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.

Total operating expenses, which include selling and administrative expenses and non-cash operating expenses, for the nine months ended June 30, 2006 were $3,989,373 as compared to $5,070,974 for the nine months ended June 30, 2005. The decrease in operating expenses was $1,081,601, a 21.3% reduction.

Selling and administrative expenses, at $3,326,711 were approximately $896,204 lower in the first nine months of 2006 as compared to $4,222,915 for the same period in 2005. Cost reductions in the nine months ended June 30, 2006 versus 2005 were primarily related to approximately $482,000 lower professional fees and other costs associated with interim debt financing and public reporting as well as $434,000 for the 2005 new product, package redesign and brand development initiatives, $100,000 lower office and infrastructure costs and $115,000 lower travel costs - partially offset by a $214,000 increase in general business consulting services.

Non-cash operating expenses were $662,662 and $848,059 for the nine months ended June 30, 2006 and 2005, respectively, a 21.9% or $185,397 decrease. Non-cash operating expense in the nine months ended June 30, 2006 included $415,537 in stock and option grants to non-employees, $206,438 attributable to the amended and restated warrants issued in connection with the restructuring, and $40,682 amortization of deferred compensation associated with employee option grants. Whereas, non-cash operating expenses for the nine months ended June 30, 2005 were primarily attributable to $817,606 in non-employee stock and warrant grants.

Other income (expense) were $(3,730,473) and $(1,759,242) for nine three months ended June 30, 2006 and 2005, respectively. The $1,971,231 increase in charges for the nine months ended June 30, 2006, as compared to 2005, was primarily related to $3.6 million in non-cash charges attributable to the conversion of notes payable into common stock and warrants granted in accordance with the Restructuring (described below) and a $100,495 reduction in the fair value of warrants issued in connection with the Series A Preferred Stock, versus the approximately $1.5 million the fair value of warrants issued in connection with notes, the conversion of notes payable and changes in warrant strike prices in the nine months ended June 30, 2005.

Our net loss for the nine months ended June 30, 2006, at $(7,444,865), was 3.6% or $278,512 lower than the net loss of (7,723,077) for the nine months ended June 30, 2005.

During the nine months ended June 30, 2006, we recorded a Series A preferred stock deemed dividend of $1,311,286. In accordance with Emerging Issues Task Force (EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, (EITF 00-19), derivative financial instruments, including warrants, are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations. We concluded that the Registration Rights Agreement liquidated damages provision applicable to the Warrant Shares issued in connection with the Series A Preferred Stock offering described below meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. Accordingly we recorded a $(100,495) reduction in the fair value, at June 30, 2006. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend. The resulting loss applicable to common shareholders for the nine months ended June 30, 2006 was $(8,756,151).

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and effect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3.0 million to $10.0 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover Financial Services ("Discover"), requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

We are actively seeking to relieve our cash flow deficits through varying methods of financing. If funds are not available or obtainable, our business may fail. We cannot assure you that financing, whether debt or equity, will always be available to us in an amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us.

As of June 30, 2006 we had cash and cash equivalents of $2,385,841 as compared to $748,586 as of September 30, 2005. Working capital at June 30, 2006 was $1,425,794 (excluding other liabilities and liability associated with warrants) as compared to a working capital deficiency of $(3,922,868) at September 31, 2005. Cash inflows exceeded cash outflows and cash on hand increased by $1,637,255 during the nine months ended June 30, 2006 due to $4.8 million in net proceeds from the sale of Series A preferred stock described below, less $3.3 million in cash used in operations. In addition, we had $963,430 in cash accounts restricted for use in settling magnetic stripe tickets issued as of June 30, 2006.

We intend to raise an additional $3 million to $10 million of funding through the sale equity securities to meet our ongoing working capital requirements in 2007, including the financing of the production of an adequate inventory of tickets as well as marketing initiatives needed support our corporate programs (particularly the PGA TOUR branded ticket).

SALES OF SERIES A PREFERRED STOCK AND RELATED DEBT RESTRUCTURING

In January 2006, we sold (i) 1,093 shares of our Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), convertible into 2,732,500 shares of our common stock, $.001 par value per share ("Common Stock"), and (ii) warrants ("Warrants") to purchase up to 683,125 shares of our Common Stock (the "Warrant Shares"), for an aggregate purchase price of $5,465,000 (the "Offering").

The Warrants have a term of five years and are exercisable at a price of $4.00 per share. We have the right to call the Warrants if the closing price of the Common Stock for each of 20 consecutive trading days exceeds $12.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, we may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued, or
(ii) the number of remaining Warrants held by the holders thereof.

The holders of our Series A Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the Common Stock without paying a dividend on the Series A Preferred Stock on an as-converted basis. Upon any liquidation, dissolution or winding up of our company, the holders of the Series A Preferred Stock will be entitled to a liquidation preference equal to the purchase price of the Series A Preferred Stock plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible at any time at the holders' option at a conversion price of $2.00 per share, subject to adjustment in certain circumstances. Currently, each share of Series A Preferred Stock is convertible into 2,500 shares of common stock. In addition to any other voting rights provided by law, the Series A Preferred Stock has the right to vote together with the holders of Common Stock as a single class on any matter on which the common stock is entitled to vote. Each share of Series A Preferred Stock is entitled to one vote for each share of common stock into which it is then convertible. As of the date hereof, 22 shares of our Series A Preferred Stock have been converted into 55,000 shares of our Common Stock.

We filed with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants purchased in the Offering, which became effective as of May 9, 2006 (the "Registration Statement"). If we do not keep the Registration Statement effective until the date on which all of such shares covered by such Registration Statement may be sold pursuant to Rule 144(k), then we will have to pay to each Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the investors for each month that such event has not occurred.

In accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Stock, (EITF 00-19), derivative financial instruments, including warrants are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations if such instruments can be potentially net cash settled. We concluded that liquidated damages provision of the Registration Rights Agreement we entered into with the Investors, which is applicable to the Warrant Shares, meets the definition of net cash settlement under EITF 00-19.

In accordance with EITF 00-19, the fair value of the Warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the Warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. Accordingly, the Company recorded a $100,495 reduction in non-cash interest and other expenses for the three and nine months ended June 30, 2006.

In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a Registration Statement's effectiveness and maintaining such effectiveness is not solely in our control. Thus, the Series A Preferred Stock is classified as temporary equity.

In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series A

Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined discount that resulted from the Warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the Offering, or a total of $1,311,286, as a one-time deemed dividend on the accompanying Consolidated Statement of Operations. Also, in exchange for services performed by a broker, the Company has agreed to issue warrants allowing for the purchase of 175,000 shares of the Company's common stock at $4.00 per common share. The warrants were valued at approximately $48,000 using the Black-Scholes option pricing model and were used to offset proceeds from the stock offering. The warrants will expire in July 2011.

As a condition to the Investors agreeing to the terms of the Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 13, 2006 had to be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into 1,232,750 shares of our Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into 197,240 shares of our Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of our Common Stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of the our outstanding warrants (the "Original Warrants") as of January 13, 2006 received amended and restated warrants (the "Restated Warrants") whereby the Warrantholders have the right to purchase approximately 172,173 shares of Common Stock, or fifty (50%) percent of the number of shares of Common Stock each Warrantholder could have purchased under the Original Warrants, at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Restructuring"). As a result of the Restructuring, we agreed to issue an aggregate of 1,429,990 shares of Common Stock and warrants to purchase 308,188 of its Common Stock. However, the percentage of shares of outstanding common stock that three of the debt holders can beneficially own are contractually limited so that they cannot convert all of their debt until the percentage of outstanding shares that they would beneficially own as a result of the conversion is reduced. Accordingly, we issued 1,045,681 of the 1,429,990 Common Shares associated with the Restructuring in the quarter ended June 30, 2006 and the remaining 384,369 shares that we are obligated to issue upon conversion of outstanding debt will not become issuable until a later date. The Company has recorded the remaining obligation due to those noteholders on the accompanying Consolidated Balance Sheets as other liabilities.

In addition to the foregoing, as consideration for certain defaults related to our registration obligations, we issued an aggregate of 33,000 shares of Common Stock to certain of our security holders (subject to ownership limitations).

As of January 13, 2006, we did not have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock required to issue pursuant to the terms of the Restructuring or the Offering. As of April 7, 2006, we filed an Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue up to 375,000,000 (the "Amendment") and to effect a one-for-100 reverse split of our Common Stock (the "Reverse Split").

The Reverse Split was approved on February 22, 2006 by written consent of stockholders representing a majority of our common stockholders (including shares of common stock issuable upon conversion of our issued and outstanding Series A Preferred Stock). As a result of the

Reverse Split, each one-hundred outstanding shares of Common Stock automatically converted into one share of Common Stock, with cash being paid in lieu of fractional shares. All per share amounts and outstanding shares, including all Common Stock equivalents (stock options), have been effected for all periods presented to reflect the reverse stock split.

Upon the effectiveness of the Amendment, we began execution of the Restructuring. The $4,206,000 in originally convertible notes was to be converted under revised conversion terms. We recorded a $3,447,761 charge to non-cash interest and other expense in the quarter ended June 30, 2006, representing the difference between the fair value of the securities issued as compared to the fair value of securities under the original conversion terms (which ranged from $12.50 to $43 per common share). The fair value of the securities issued in connection with the remaining $725,000 not originally convertible notes as compared to the carrying value of the notes on the date of conversion, resulted in a $38,383 reduction to non-cash interest and other expense in the quarter ended June 30, 2006. The fair value of the Original Warrants immediately before they were modified as compared to the fair value of the Restated Warrants, resulted in a $206,438 charge to non-cash interest and other expense in the quarter ended June 30, 2006. The fair value of the warrants was calculated using the Black Scholes model along with risk-free interest rates of 4.92% and 50% volatility. In total, non-cash charges related to the Restructuring were $3,615,815.

As a result of the Offering, and the anticipated cash flow from our operations, we believe that we will have sufficient capital to fund our operations for 2006. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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

We recognize both revenues and costs of sales at the time of redemption. We recognize revenues on unredeemed retail tickets when the consumers' ability to use the ticket expires (ten months for golf and spa, nine months for bowling, and three months for movie).

OPTIONS AND WARRANTS

As of June 30, 2006, we had outstanding 1,875,131 options and warrants, of which 261,253 are currently exercisable. The exercise price of the exercisable warrants and options range from $2.00 to $55.00 per share. If all of the options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $8,730,440.

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

GOING CONCERN

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have raised additional equity capital and completed the Restructuring, eliminating existing debt subsequent to June 30, 2006. However, we will have to manage cash flows carefully and we have no assurance that sufficient additional capital will be raised in the future to meeting our operating requirements.

As of September 30, 2005, our last fiscal year end, our independent registered public accountants continued to express the opinion that there is substantial doubt that we can continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We defer revenue until the ticket is either redeemed or expires. Revenue on unused tickets is recorded following ticket expiration which is generally ten months from date of activation for golf, ski and spa, nine months for bowling, and three or six months from date of activation for movie. The life of a non-magnetic strip ski ticket ranges from six to seventeen months, depending upon date of purchase.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three-month period ended June 30, 2006, and subsequent period through the date hereof, we issued unregistered securities, as follows:

GRANTS OF STOCK OPTIONS PURSUANT TO OUR 2003 STOCK OPTION PLAN

As of April 3, 2006, we granted stock options to purchase an aggregate of 639,525 shares of our Common Stock, at an exercise price of $2.00 per share, to eligible participants under to our 2003 Stock Option Plan (the "Plan").

We believe that the Plan grants described in this section are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Rule 701 promulgated thereunder, because such options were granted pursuant to a written compensatory benefit plan, copies of which were provided to each participant, and the aggregate offering price did not exceed the limit prescribed by Rule 701 in connection with any such grant.

ISSUANCE OF WARRANTS TO MERRIMAN

As of July 19, 2006, in order to resolve a dispute, we entered into an Agreement and General Release and Waiver with Merriman, Curhan, Ford & Co. ("Merriman"). In partial consideration for a general release provided to us by Merriman, we issued Merriman warrants to purchase 175,000 shares of our Common Stock, at an exercise price of $4.00 per share.

We believe that this transaction is exempt from registration under the Securities Act, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders (the "Meeting") on July 18, 2006, at 10:30 a.m., at our corporate offices. At the Meeting, our stockholders voted:

     o To elect Anthony G. Roth and Jonathan Adams as Class I Directors, to hold office until our 2009 Annual Meeting of Stockholders, and until their successors have been elected and qualified, and William M. Fenimore as a Class II Director, to hold office until the 2007 Annual Meeting of Stockholders, and until his successor has been elected and qualifies. Each nominee received 2,373,282 votes for his election, with 1,428 votes being withheld. Following the Meeting, Charles A. Lieppe continued as a Class II Director, to hold office until the 2007 Annual Meeting of Stockholders, and until his successor has been elected and qualifies, and Robert Corliss and Robert Powers continued as a Class III Directors, to hold office until the 2008 Annual Meeting of Stockholders, and until their successors have been elected and qualified.

     o To approve and ratify an amendment to our 2003 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 126,000 to 750,000, as previously authorized by our board of directors. 2,373,282 votes were cast for, and no votes were cast against this proposal, with 1,428 votes abstaining.

     o To approve and ratify the grant of stock options under our 2003 Stock Option Plan, for the purchase of an aggregate of 639,525 shares of Common Stock, that were made by the board of directors subject to stockholder approval. 2,373,282 votes were cast for, and no votes were cast against this proposal, with 1,428 votes abstaining.

     o To approve and ratify the selection by our board of directors of Vitale, Caturano & Company, Ltd., independent certified public accountants, as auditors of our consolidated financial statements for the fiscal year ending December 31, 2006. 2,373,282 votes were cast for, and no votes were cast against this proposal, with 1,428 votes abstaining.

During the quarter ended June 30, 2006, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.


ITEM 5.   OTHER INFORMATION

On April 7, 2006, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware. The Certificate of Amendment (i) effected a 100-for-1 reverse stock split of our issued and outstanding Common Stock as of the close of business on the date thereof, and (ii) increased our authorized Common Stock from 100,000,000 shares to 375,000,000 shares.

ITEM 6.  EXHIBITS

Exhibit No.       Description

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

                                    UTIX GROUP, INC.


Date:  August 21, 2006              /s/ Anthony G. Roth
                                    --------------------------------------------
                                    Name: Anthony G. Roth
                                    Title: President and Chief Executive Officer