Form 10KSB
period 2006-09-30
UTIX GROUP INC
filed 2007-01-16
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended: September 30, 2006
                                                              ------------------

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____________ to ____________

                     Commission file number: 000-50589
                                             ---------


                                UTIX GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                        75-2340624
-------------------------------                     ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

7 NEW ENGLAND EXECUTIVE PARK, SUITE 610
              BURLINGTON, MA                                  01803
----------------------------------------            ----------------------------
(Address of principal executive offices                     (Zip Code)


Issuer's telephone number, including area code:  (781) 229-2589
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
                   NONE                                    NOT APPLICABLE
-------------------------------------------         ----------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                   |_|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

         The issuer's revenues for its most recent fiscal year were $1,444,435.

         The aggregate market value of the voting common stock held by non-affiliates of the issuer on December 31, 2006, was $603,083.80, based on the last closing price of $1.10 per share, as quoted by the Over-the-Counter Bulletin Board.

         As of December 31, 2006, the issuer had 1,619,844 shares of common stock issued and outstanding (excluding 384,369 shares being held in escrow subject to certain beneficial ownership limitations).

                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

         Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|

                          ANNUAL REPORT ON FORM 10-KSB
                      OF UTIX GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Special Note Regarding Forward-Looking Statements...........................   1

PART I

Item 1.     Description of Business.........................................   2
Item 2.     Description of Property.........................................  23
Item 3.     Legal Proceedings...............................................  23
Item 4.     Submission of Matters to a Vote of Security Holders.............  23

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  25
Item 6.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  30
Item 7.     Financial Statements............................................ F-1
Item 8.     Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure..........................................  40
Item 8A.    Controls and Procedures.........................................  40
Item 8B.    Other Information...............................................  41

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and
              Corporate Governance; Compliance With Section 16(a) of
              the Exchange Act..............................................  42
Item 10.    Executive Compensation..........................................  48
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters....................  53
Item 12.    Certain Relationships and Related Transactions, and
              Director Independence.........................................  60
Item 13.    Exhibits........................................................  62
Item 14.    Principal Accounting Fees and Services..........................  64

Signatures..................................................................  65

Exhibit Index...............................................................  66

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

         Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.

         Factors that may cause actual results to differ materially from current expectations include, but are not limited to the "Risk Factors" discussed in this Annual Report on Form 10-KSB. Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

         The terms "the Company," "we," "us" and "our" refer to Utix Group, Inc., together with its consolidated subsidiaries.

                                     PART I


ITEM 1.      DESCRIPTION OF BUSINESS.

INTRODUCTION

         Our principal business activity is to provide prepaid experience tickets that are redeemable via the Discover credit card payment network at participating venues nationwide. Unlike traditional gift cards that are limited to a specified face dollar value at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as an 18-hole round of golf, a day of skiing, 4 strings of bowling, one-hour Swedish massage, or 2 adult admissions to a movie) at one of approximately 12,000 participating venues nationwide.

         For approximately 20 years, Utix Group, Inc. (formerly Corporate Sports Incentives) supplied prepaid plastic golf and ski gift tickets to corporations, redeemable at participating courses and mountains. Our participating courses and mountains invoiced us for tickets redeemed and we paid them by check. Through 2002, we were a premium gift, incentive and consumer reward company that marketed its line of proprietary plastic ski and golf gift tickets to Fortune 1000 companies.

         Commencing in 2003 we expanded our management team and are now doing business as Utix Group, Inc. We have taken steps to significantly expand the scope of our business and to begin to establish Utix as the premier provider of prepaid lifestyle experience tickets for admissions to the sports, recreation, leisure, and entertainment arenas, including:

         o We have been named an official ticket and card products issuer by Discover, the largest proprietary payment network in the U.S.

         o Through our software technology and credit card processing partner, eFunds Prepaid Solutions/WildCard Systems, Inc., we launched our proprietary magnetic strip ticket products in June 2004.

         o Our proprietary magnetic strip tickets can be automatically activated for given lifestyle or recreation experience, are authorized by swiping through the venue's credit card reader and payment is remitted electronically to the venue via the Discover merchant payment network system. Thus, our participating venues now benefit from faster and more efficient payment processing.

         o    We have invested in staffing, computer hardware and software.

         o Our unique "System for Marketing Leisure Activity through Prepaid Tickets" was granted patent number US 7,066,383 B2 on June 27, 2006.

         As a result, we now have the infrastructure for a much more scaleable business. Whereas, in the period from 1998 to 2003 we issued nearly 60,000 tickets annually for primarily golf and ski usage, since the introduction of the magnetic strip tickets in June of 2004, we have issued over 760,000 tickets, primarily for movie, golf and skiing experiences.

         In conjunction with our technology partner, eFunds Prepaid Solutions/WildCard Systems, Inc., we have developed a business model and proprietary technology that we believe uniquely identifies and segments merchants and specific lifestyle experiences on a magnetic strip ticket, which will enable us to offer an array of prepaid experiences. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit system able to offer prepaid gift tickets redeemable for specific lifestyle experiences of varying prices at a number of designated venues nationwide. Further, we believe these partnerships have given us credibility in the marketplace. We currently offer our products through these distinct distribution channels:

         o Sales of prepaid magnetic strip and manual plastic gift tickets to corporations and other business users for gifting, reward, loyalty and incentive, a business we have conducted for approximately 18 years;

         o Sales of prepaid magnetic strip gift tickets to corporations in support of large customer acquisition, customer retention and gift with purchase promotional marketing programs;

         o Sales of prepaid magnetic strip gift tickets direct to small businesses and consumers who purchase our products via our website, www.utix.com, for traditional gifting and incentive/rewards; and

         o Sales of prepaid magnetic strip gift tickets at third party retail locations via our retail activation partner (see below).

         In all distribution channels, recipients are given the opportunity to enjoy, on one occasion only, such activities as -- 18 holes of golf at one of nearly 2,000 participating golf courses; a one-day ski or snowboard lift ticket at one of close to 200 mountains; or, 2 games of bowling (including shoe rental) each for 2 people at one of over 2,200 bowling centers. We also offer a gift ticket that provides a one-hour massage at one of approximately 1,000 spas or provides two admission tickets to over 6,700 movie theaters. Since we pay the golf courses, ski resorts or other venues their full published list prices on the day that each gift ticket is used, there are no blackout dates or restricted access to the chosen facility associated with any of our gift tickets, and users are treated as full paying guests at all locations.

         We test-marketed our gift tickets in 2003 and entered the retail market in 2004. In the second half of calendar year 2004, we entered into consignment sale placement arrangements with national food, drug, mass and specialty retail chains. Interactive Communication International Inc. ("InComm") facilitates our retail distribution channel and is our retail ticket activation partner. InComm, with headquarters in Atlanta, Georgia, develops electronic point of sale activation technology which it has deployed to more than 50,000 retail locations. InComm sends the ticket activation request transaction, on our behalf, from the in-store point-of-sale system to our processor, eFunds/WildCard Systems, upon authorized purchase by the consumer. InComm also physically distributes and arranges for the sale of prepaid gift products to the retail outlets.

         While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to defer any further significant investment in the retail channel. We believe in order to achieve significant sales penetration and build a sustainable revenue stream we must focus our resources primarily on our corporate (business-to-business and business-to-consumer) sales channels. We also believe that America buys brands as such, and our strategy is to license national brands and market the Company as the brand behind the brand ("powered by Utix"), and to develop co-branding opportunities around our tickets (e.g., with major studios around our movie tickets) that will maximize awareness of our products and drive our sales volume. We will maintain our relationship with InComm with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us, we will be able to take advantage of the retail capabilities that we have validated in 2004, 2005 and 2006.

         To grow our core corporate channels, we plan to target corporate employee/affiliate incentives programs, customer acquisition/retention promotions, gift with purchase campaigns and loyalty points/reward programs. Further, we recognize the value of tapping into partner distribution channels and have begun to aggressively pursue reseller and major distribution agreements with stored value gift card providers and leading promotional and marketing companies.

         We intend to create co-branded specialty tickets with leading marketing brands (e.g., Red Door Spas and Mario Tricoci Salons gift tickets and various movie studio film releases). By leveraging our new strategic alliances with the National Golf Course Owners Association, and also with PMG (the Promotion Management Group), provider of major motion picture studio in-theater promotions, we will endeavor to create new sales opportunities as well as enhance our portfolio of participating venues. We also plan to continue to develop new products and enhance the existing portfolio with technology innovations.

         Our headquarters are located at 7 New England Executive Park, Suite 610, Burlington, MA 01803 and our telephone number is (781) 505-8100. Our website can be accessed at www.utix.com.

HISTORY AND DEVELOPMENT OF OUR BUSINESS

         We were incorporated in Delaware in 1988 under the name "Deterministics, Inc." In 1989, we changed our name to "Bright Star - World Entertainment, Inc." and in 1994 we changed our name to "Cyto Skin Care Corporation", which was then changed in the same year to "Chantal Skin Care Corporation". In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation, and we changed our name to "Utix Group, Inc." As a result of the exchange, Corporate Sports became our wholly owned subsidiary. The former security holders of Corporate Sports received an aggregate of 135,000 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Utix, which constitute 71.6% of the ownership interest in Utix on a fully-diluted basis, in exchange for an aggregate of 139.33 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Corporate Sports. Immediately prior to the exchange, Chantal Skin Care Corporation common stock was registered under the Securities Exchange Act, but it was an inactive company having no assets, liabilities, operations or transactions since 1999.

         Corporate Sports was founded in 1986 as a premium gift, incentive and consumer reward company that marketed a proprietary line of plastic gift tickets to Fortune 1,000 companies. The company operated a relatively small ($1.5 million to $2.0 million in average annual revenues) and profitable (10% to 18% average earnings, before executive salaries, fees and bonuses) entrepreneurial business and enjoyed long-standing customer retention with its corporate clients and venues.

CORPORATE BUSINESS

         We sell to our corporate clients Utix golf, ski, spa or movie plastic gift tickets for distribution to their employees and customers, as well as to the employees of other companies with which they do business. Each gift ticket type provides the user with one admission to a variety of entertainment venues, including close to 2,000 golf courses in all 50 States, Mexico and the Caribbean, nearly 200 ski (and snowboard) mountain resorts throughout North America, 1,000 spas, 2,200 bowling centers and 6,700 movie theaters in the United States. Unlike traditional gift cards that are limited to a specified face dollar at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience.

         Our corporate clients have included American Express, SBC, Bank One, Carlson Marketing Group, Discover Financial, Frequency Marketing (a Verizon program), Dr. Pepper, Citigroup, Hewlett Packard, Nestle and Pepsi Cola. Five of our customers accounted for approximately 40% of our fiscal 2004 sales. Many incentive and reward programs have run continuously for over five years. In October 2004, we initiated a large promotional contract with SBC that accounted for 74% of total sales in fiscal 2005. In the fiscal year ended September 30, 2006, our top five customers accounted for approximately 64% of total sales.

         We believe we are distinct from other prepaid discount promotional offerings in that our Utix member golf courses, ski resorts and other venues are paid their full published list prices on the day the gift ticket is used, rather than a negotiated discount price. As a result, Utix ticket holders are able to enjoy many venues that are unavailable to discount oriented programs, and a first-class sport, leisure or entertainment experience with no blackouts or restrictions. Where rates at some participating upscale golf courses and spas exceed our standard ticket prices, our corporate customers may purchase one or more upgrades at the initial point of sale in order to allow ticket recipients access to those venues. In addition, the ticket recipients who opt to upgrade their tickets for a participating venue to a higher level can do so easily over the phone or online.

         We produce and fulfill client requests for corporate tickets with packaging containing the client's corporate logo, the expiration date and other requested information. Ticket holders can easily identify where the tickets may be used by searching our on-line directory via our website, or by calling our customer service department. Use of the tickets is limited to approximately ten months from issuance, except for movie tickets which have three and six month expiration options. As a ticket approaches its expiration date, at the user's request, we will exchange the ticket for a new ticket with a new term for an additional time period of the same length, either for free or for a price based on the amount of any differential between the original price and the current list price. Generally, approximately 10% to 12% of our corporate gift tickets are returned for exchange, and approximately 34% of our corporate gift tickets are never used nor returned for exchange.

         Our corporate tickets are primarily magnetic strip, however some corporate programs are still manual. The ski product became available in magnetic strip form in October 2005. When the user presents a manual ticket at the desired venue, the operator of the venue cuts each ticket in half and mails it back to us together with an invoice billing us for the use of the venue, which we normally pay within ten (10) days of receipt.

RETAIL BUSINESS

         Our retail gift ticket program was new in 2004 and has been coordinated with eFunds/WildCard Systems, Discover and InComm, and enables retailers to activate our tickets at the cash register in exchange for payment. Like our corporate business, each gift ticket type provides the user with one admission to a variety of entertainment venues, including nearly 2,000 golf courses located in all 50 States, Mexico and the Caribbean, and 1,000 spas and 6,700 movie theatres located in the United States.

         Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded retail tickets will permit users to enjoy a specific one-time experience (such as a round of golf, or going to a spa or movie) at numerous locations or venues applicable to that experience. For example, by purchasing a Utix golf ticket at a retail location, the gift giver enables the gift recipient to enjoy a round of golf at any one of nearly 1,500 level 2 participating golf courses nationwide, depending upon the season and day selected.

         Retail customers can easily identify where the tickets may be used by viewing a directory attached to each ticket package or accessing our website, or by calling the customer service department. Based on our proprietary magnetic strip technology, when the ticket is redeemed at the golf course or other venue by the user, the venue will be paid their full published list price for the services they deliver. We believe that the key benefit to retailers is that there is no inventory or slippage cost associated with offering our tickets as they are not activated until checkout. With redemption on the Discover network, the venue is able to realize its full settlement automatically, within about 3 business days, just like regular Discover Card payments.

         Although not tied to a particular dollar amount, each of our gift tickets has an authorization ceiling per our proprietary level and variable rate redemption tables. Therefore, if the venue's charge for golf or spa experience exceeds the authorization ceiling for the level applicable to the desired venue, the user can, either online or by simply dialing a toll-free telephone number (listed on the ticket), charge his or her credit card to add additional ticket upgrades to the prepaid gift ticket, thus expanding the number of golf and spa venues available for ticket redemption. Whereas our corporate customers can directly purchase higher level tickets to enjoy premium venues, only the standard (basic) level tickets are available at retail locations. If the gift recipient would like to play a round of golf at one of our participating premium golf courses whose charges exceed our standard gift ticket range, the gift recipient may opt to purchase an upgrade to the gift ticket that he or she received to allow entry into a premium golf course.

         Upon activation at retail, the retailer and activation partner earn a commission that is a negotiated percentage of the retail price up to 14% and becomes obligated to pay us for the sale. The retailer pays us a fixed price for the gift tickets, so if the retailer sells below our suggested retail price, any shortfall is covered by the retailer. The payment made by the retailer will be held in an escrow account that is utilized for ticket settlement via the Discover merchant payment system. We expect to receive gross profit from the sale of our retail products from an estimated average margin of 2% to 6% on tickets that are redeemed by the consumer and an estimated average "breakage" of 28%, which is the percentage of all tickets that are never used and not returned for exchange. These projected margin and breakage percentages were based on our historical performance in selling corporate tickets since 1986 and validated by the test marketing of our retail product.

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

         While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to limit our investment in the retail channel to specific promotion. We will maintain our relationship with Incomm with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us going forward, we will be able to take advantage of the retail capabilities that we validated in late 2004 and in 2005.

OPERATIONS

         We have been named an official ticket issuer by Discover Financial Services and have executed an exclusive partnering agreement with eFunds/WildCard Systems, one of the leading credit card processors, for ticket development and processing. As part of a two-year contract that we entered into with Discover Financial Services in January 2004, which is subject to automatic one-year renewals unless terminated by either party, we have received a commitment for minimum ticket purchases totaling $500,000 for the first two years for use in Discover's promotional activities. Other than granting to Discover a volume discount, we treat Discover like any other retailer from which we collect our gross margin and breakage percentages.

         Our technology partner, eFunds Prepaid Solutions/WildCard Systems, Inc., has worked with us to enhance the proprietary software and processing and magnetic strip technology to enable each of our subscribing venues to charge its regular price to ticket users for the lifestyle experiences they provide and seamlessly receive immediate payment under the Discover payment network. We have entered into a contract with InComm to act as integrator for retail sales activity.

         We presently outsource the production of our products, consisting of plastic ticket cards, directories, packaging components. Although we have arrangements with specified vendors, there are other vendors that can provide the same services at competitive prices. eFunds Prepaid Solutions/WildCard Systems, Inc. oversees the ticket manufacturing. We order directories through standard quote and purchase order arrangements on an as-needed, per unit basis. We order the assembly and shipping of our retail products on an as-needed, per unit basis. We also outsource the fulfillment of larger corporate programs on an as-needed, per unit basis. As a result of this outsourcing strategy, to date we have been able to keep our in-house costs low. Order processing, tracking, fulfillment and customization for corporate sales is completed in-house and managed internally.

         We have created a finance/accounting department capable of meeting public reporting requirements and of supporting a high growth strategy, while upgrading our IT infrastructure, replacing all computer hardware and upgrading internet throughput. By building a venue relations department dedicated to acquisition, retention, education, tracking of fee schedules, and database management of participating venues, we created an even stronger barrier of entry. We continue to enhance our financial and operating systems to interface effectively with Systems and to strengthen our infrastructure by adding dedicated customer service staff and in-house systems development capabilities.

         In 2004, we developed new venue relations database software which has provided significant improvements in the areas of rate, communications and prospect tracking as well as on-line and printed directory production. In addition, we have developed an in-house customer service tracking system. Integrated reporting and query abilities have also been incorporated into these systems,

         Also in the fall of 2004, we launched an on-line shopping cart on our website (www.utix.com). The web-site is continually updated with a searchable, on-line directory of participating venues. The site also provides customers with descriptions of product offerings, usage and return/exchange instructions, as well as, access to information regarding the level and expiration date of a given ticket number.

STRATEGIC GOALS

         Our principal strategic goals are to establish Utix prepaid experience tickets as the next generation of prepaid products, thereby increasing our revenues and profits. We intend to achieve this objective in our core corporate and consumer driven sales channels, both of which we support through common processing methods. We specifically intend to generate high volume, recurring sales revenue by:

         o achieving distinction in the leisure and entertainment gift and incentive industry with our experience based ticket products;

         o increasing the number of corporations, marketing and affinity companies, promotional agencies, member reward organizations and related business clients subscribing to our products and services;

         o executing distribution agreements with resellers, licensing arrangements and co-brand partnerships; and

         o building nationwide brand acceptance through mass marketing and co-branding of our products through leading corporate and consumer marketing promotions and gift with purchase campaigns.

         We plan to utilize a national public relations firm to generate video and written news releases to educate consumers about our product and coordinate promotional event marketing. Our marketing efforts will primarily involve print media coverage, PR event and cooperative marketing with lead partners. We anticipate a cost of approximately $150,000 for this campaign, which will be funded out of our general working capital. In addition, we are working with movie studios, promotion agencies and corporate clients to create specific consumer call-to-action and customer acquisition programs using custom Utix movie tickets. We hope to implement our strategy based on the following internal and industry factors:

         o we believe that our new prepaid ticket patent application coupled with eFunds/WildCard Systems' proprietary encoding and processing systems and technologies represent an innovative marketing concept that turns "dollars into tickets and ultimately experiences";

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

         o we believe our experience-based family of products support emerging industry trends toward "cashless" rewards and incentives.

THE INDUSTRY

         Sales of worldwide prepaid gift cards are projected to have been nearly $70 billion in 2005, up 26% over 2004, according to First Annapolis Consulting of Maryland, an advisory firm and a leading consultant in the prepaid card industry.

         The vast majority of cards being sold are issued by retailers, but bank-issued cards are rapidly gaining in popularity because they can be used so many places. (Exceptions include online and phone airline ticket purchases and reservations for hotel and rental cars) In the fourth quarter of 2005, pre-paid cards accounted for 20% of all net retail sales and are expected to represent 10% of all retail sales in 2006 according to First Annapolis.

         Videostore chain Blockbuster is credited with introducing the first gift card in 1996, a mere ten years ago. Gift card sales have exploded since, hitting $45 billion ten year and forecast to grow to $89 billion in 2007, according to the Tower Group.

         eFunds Prepaid Solutions/WildCard Systems, Inc. has also benefited from these market trends. They now process over $3 billion annually in retail gift cards. The increase was generated primarily from the launch of four new retail gift card programs for Bank of America, Marriott Hotels, Simon Property Group and First National Bank of Omaha. The services provided by eFunds/WildCard Systems, to their other clients are similar to the services provided to us in that our ticket will also ride the rail of existing merchants and bear product specifications such as expiration date. All of eFunds/WildCard Systems' other clients, however, provide cash cards, whereas Utix is the only prepaid experience gift ticket partner with, or client of eFunds/WildCard Systems, whose product is not tied to a dollar value.

COMPETITION

         In the past decade, stored value cards have made a significant impact in the marketplace thanks to the continued penetration of credit cards in traditional cash and check locations (i.e. gas stations, movie theatres, supermarkets, convenience stores and others). The first popular application of these stored value products were pre-paid telephone cards. The advent of debit cards and EFT (electronic funds transfer) products helped open the possibilities of stored value products at proprietary store point-of-sale terminals.

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

         In the past five years, stored value cards have proliferated with the magnetic strip capability provided by MasterCard and Visa to its member banks. In particular, Bank of America has introduced a Visa stored-value card possessing incremental dollar amounts of between $10 to $100 that have become popular in large retail distribution channels such as supermarkets, convenient stores and drug store chains. The front card face can also feature a Happy Birthday, Congratulations, Happy Anniversary, or other "best wishes" themes. Under MasterCard and Visa rules, stored value cards registering the Bank Card Association marks on the card face require that they be universally accepted at the millions of MasterCard and Visa merchant locations worldwide.

         Even as stored value cards continue to become popular financial payment vehicles in the marketplace, paper gift certificates still represent the majority of all pre-paid transactions made in the US. Although we believe that prepaid gift cards will continue to make substantial inroads, paper gift certificates remain popular among large movie theatre chains, catalogers, music retailers, and large department store chains, as well as pre-paid vouchers with large hotel, restaurant and travel agency chains.

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

         Our gift tickets are not limited to a store or a chain of stores (as is the case with the gift cards issued by large brand companies) nor are they limited to a universe of venues where a bank-issued card can be used. Instead our gift ticket can be used nationwide at any of our participating venues, allowing independent venues to be part of a select universal prepaid ticket platform. Furthermore, we believe we are the only gift card issuer that provides a prepaid experience that is not tied to a dollar value.

OUR PRODUCTS AND SERVICES

         We currently offer five product groups with a variety of lifestyle tickets options and are developing additional lifestyle branded products. Our product offerings consist of:

                 RECREATION PRODUCTS:

                 Utix Golf Tickets                  Useable at close to 2,000
                                                    golf courses in all 50
                                                    states, the Caribbean and
                                                    Mexico

                 SwingPack                          SwingPack includes a gift
                                                    box with golf balls and
                                                    tickets

                 Utix Ski and Snowboard Tickets     Useable at over 200
                                                    mountains in the U.S. and
                                                    Canada

                 Utix Bowling Ticket                Launched in October 2005
                                                    with approximately 2,200
                                                    locations in all 50 states

                 LEISURE PRODUCTS:

                 Utix Spa Ticket                    Launched in May 2004 with
                                                    approximately 1,000
                                                    locations in 48 states

                 Red Door and Mario Tricoci         Launched April 2006
                      Manicure
                      Swedish Massage
                      Half Day of Beauty

                 Utix Movie Ticket                  Launched in the Summer of
                                                    2004. Useable at over 6,700
                                                    movie theatres.

INTELLECTUAL PROPERTY

         In conjunction with eFunds Prepaid Solutions/WildCard Systems, Inc., we believe we have developed a business model and proprietary technology that uniquely identifies and segments merchants and specific lifestyle experiences. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as golf, skiing or going to a spa or movie) at numerous locations or venues applicable to that experience. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit system able to offer prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated and competitive venues.

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

         Our future success may significantly depend upon the level of patent protection obtained for our process primarily related to our variable rate redemption process and inclusion table concept. We filed for a patent in February 2004 under the title "System for Marketing Leisure Activity Services through Pre-Paid Tickets." Patent number US 7,066,383 B2 was issued on June 27, 2006.

RELATIONSHIPS WITH EFUNDS PREPAID SOLUTIONS/WILDCARD SYSTEMS, INC. AND DISCOVER FINANCIAL SERVICES

         eFunds Prepaid Solutions/WildCard Systems, Inc. is a technology leader in magnetic strip, host-based, stored-value cards used for electronic payment products and services. eFunds/WildCard Systems is certified by MasterCard, Visa and Discover as an endpoint on their networks and is authorized to issue cards bearing Visa, MasterCard, Discover, Cirrus and other payment marks. eFunds/WildCard Systems has developed a secure platform that supports client-configurable program management, cardholder account management, cash distribution and other essential services to banks and its business partners.

         We selected eFunds/WildCard Systems as our technology and transaction processing partner for the rollout of our magnetic strip ticket platform for a variety of reasons, the most important being eFunds/WildCard Systems' commitment to build our proprietary technology and software. eFunds/WildCard Systems has allocated resources for its proprietary technology and infrastructure costs to launch our new line of retail gift tickets. Furthermore, as a result of our relationship with eFunds/WildCard Systems, we were authorized as an official issuer for Discover Financial Services as of January 2004. Discover has also allocated meaningful co-marketing resources and monies toward the launch efforts and venue relations management.

         Other prepaid credit or gift cards for one-time use are limited in that the amount charged on the card by the user must correspond to the credited amount prepaid on the card. In contrast, the eFunds/WildCard Systems/Utix proprietary software, processing and magnetic strip enables the retailer selling our Utix Tickets(TM) to activate the ticket either by swiping it though a standard credit card reader or through our order processing staff who automatically activate tickets for corporate clients. Simultaneously, this technology permits all of the nationwide venues (e.g., golf course or spas) in our program, who charge a variety of list prices for their green's fees and other charges, to swipe the ticket when it is presented by the consumer and receive immediate payment and credit under the Discover payment network. At the time the ticket is redeemed by the user at the designated venue, the Discover payment system remits payment electronically to the venue. These financial and technology partnerships have made our tickets scalable in a dramatic fashion for the first time in our history.

         In April 2003, we entered into a development agreement with eFunds/WildCard Systems for the specification and establishment of our Utix Ticket programs. We also entered into a separate services agreement under which eFunds/WildCard Systems will exclusively manage the processing of transactions. Pursuant to the services agreement, we must maintain sufficient funds in an account maintained by Utix and eFunds/WildCard Systems to fund cards issued by us. eFunds/WildCard Systems may terminate the services agreement immediately by written notice if, among other things, we do not pay the fees and expenses due to eFunds/WildCard Systems, we fail to fund the account maintained by eFunds/WildCard Systems to fund the issuance of cards by us, or bankruptcy proceedings are commenced by or against us.

         Under the terms of our agreements, eFunds/WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, customer service (via interactive voice recognition, live agent support, and web site), data tracking and daily reporting. eFunds/WildCard Systems is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50 depending on the services provided and new subprogram set-up fees. eFunds/WildCard Systems also receives additional consideration in the form of 2.25% of magnetic strip ticket redemption cost. Discover provides a flexible payment system at the merchant level. Discover is paid a license fee of $0.135 per ticket number, a redemption charge of $0.075 for each ticket authorized for settlement by its payment network and annual fee per product category (i.e., golf, spa, etc.). We are currently in negotiations with both eFunds/WildCard Systems and Discover regarding pricing in the agreements we have with them.

STAFFING

         As of December 31, 2006, we employed twenty-nine (29) persons including our executive officers, of which twenty-five (25) are full-time and four (4) are part-time. Two (2) full-time employees are represented by a labor union. All key employees are required to sign confidentiality and non-compete agreements.

         Our sales and marketing staff consists of eight (8) full-time executives and numerous broker and agency relationships. We have experienced considerable turnover in the sales staff over the past twelve (12) months and will need to rebuild and continue to strengthen the sales force going forward.

         Venue relations and database management has three dedicated employees and utilizes outsourced telemarketing support. Rate information, contact data, and general location information for over 10,000 individual locations is maintained by Utix operations.

         We outsource customer service for ticket recipients primarily to eFunds Prepaid Solutions/WildCard Systems, Inc. The Company does have four (4) full-time staff positions dedicated to customer service. In addition, order processing and venue relations staff also provides customer service as needed.

         Currently, our Chief Financial Officer, with three (3) full-time and two (2) part-time accountants and a manager of IT applications, oversees IT, finance and order processing.

         Currently, a Senior V.P. of Operations, with one (1) fulfillment manager, oversees production and fulfillment. We have contracted an outsource agent, Fulfillment America, to assist with large volume and custom program fulfillment projects, as required.

         A full-time V.P. manages marketing coordination, and with two (2) marketing associates supervises multiple graphic, communications and brand specialty outsource agencies.

         We also have a V.P. of Program Development who coordinates program development with eFunds Prepaid Solutions/WildCard Systems, Inc.

RESEARCH AND DEVELOPMENT

         We spent approximately the following amounts during the periods mentioned on research and development activities:

                      Year ended September 30,
                 ------------------------------------
                       2006              2005
                 ------------------------------------
                     $157,964          $164,170

         For more information, see: "Management's Discussion and Analysis or Plan of Operation--Results of Operations."

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON BUSINESS

         The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that (i) has revenues of less than $25 million; (ii) is a U.S. or Canadian issuer, (iii) is not an investment company, and (iv) if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. We are deemed to be a "small business issuer."

         The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

SARBANES-OXLEY ACT

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

         o Our principal executive officer and principal financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         o We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

         The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

AVAILABLE INFORMATION

         We file various reports with the SEC, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on From 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

         We are subject to certain risks and uncertainties as described below. These risks and uncertainties may not be the only ones we face. There may be additional risks that we do not presently know of, or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. Our business and operations may be adversely affected if any of such risks are realized. All investors should consider the following risk factors before deciding to purchase or sell our securities.

RISKS RELATED TO OUR BUSINESS

         WE HAVE HISTORICALLY INCURRED OPERATING LOSSES, AND WE HAVE A WORKING CAPITAL DEFICIT AND AN ACCUMULATED STOCKHOLDERS' DEFICIT. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

         We incurred losses in fiscal 2006 and 2005 of $9,648,025 and $9,960,585, respectively. As of September 30, 2006, we had a working capital deficit of $928,603 and a total stockholders' deficit of $6,104,807. In addition, we expect to increase our infrastructure and fixed operating expenses to fund our anticipated growth. Further, we do not expect to generate profits in fiscal 2007, and may not be able to generate profits thereafter. As a result, we may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that we will ever achieve significant revenues or profitability or, if we do achieve them, that we will be able to consistently sustain them or increase them on a quarterly or annual basis.

         WE WILL REQUIRE SIGNIFICANT ADDITIONAL FINANCING, FAILING WHICH THERE IS A HIGH RISK THAT WE MAY HAVE TO LIMIT OR CURTAIL OUR BUSINESS BEFORE THE END OF FISCAL 2007.

         Our ability to meet forecasted orders, effect timely delivery of tickets to retail chains that we have entered into placement agreements, and to develop sales and marketing materials necessary to properly support our license and co-brand agreements will depend directly upon our ability to manage cash flows in fiscal 2007, and raise debt or equity to fund future cash requirements related to the expansion of our business. Furthermore, we incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transaction, which may be as much as one year from the point of sale, because our current arrangement with our credit card processor, Discover Financial Services, requires consumer payments to be maintained in escrow pending use or redemption of our cards at the venue of use and payment by Discover(R) Card to the venue. If future financing is not available or obtainable, our investors may lose a substantial portion or all of their investment, and our business may fail. Our current burn rate is approximately $400,000 per month and is comprised of approximately $190,000 per month in fixed/semi-fixed charges (including payroll and rent) and approximately $210,000 per month in variable charges (e.g., inventory, marketing, product development, and legal). At this burn rate we could exhaust our cash resources as soon as July 2007. We cannot assure you that we will be able to obtain the required financing on a timely basis, or if obtainable that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain future financing on a timely basis, we may have to significantly curtail our sales and operating initiatives, which would materially and adversely affect our business and future prospects.

         CUSTOMER PAYMENTS ARE HELD IN ESCROW UNTIL THE APPLICABLE TICKETS ARE REDEEMED OR EXPIRE WHICH CAN BE AS MUCH AS ONE YEAR FROM POINT OF SALE. THIS ESCROW REQUIREMENT MATERIALLY AND ADVERSELY AFFECTS OUR OPERATING CASH FLOW AND LIQUIDITY.

         Although we are entitled to receive payment for our gift tickets when purchased by the consumer at the point of sale, under our current arrangements with our credit card processor, consumer payments are maintained in escrow pending use or redemption of our cards at the golf course or other venue of use, and payment by our processor to the venue. As a result, we are currently entitled to receive cash payment from our credit card processor only when the user redeems our Utix gift tickets at the venue or the ticket expires unused. Since our tickets may be used for up to one year from the time they are purchased by the consumer or corporate buyer, we will incur substantially all of the expenses related to the production and marketing of such tickets before we realize cash from such transaction, which may be as much as one year after the time of sale. In the absence of obtaining future financing, this gap will materially and adversely affect our future cash flow, liquidity and selling activities.

         OUR AUDITORS HAVE EXPRESSED THE VIEW THAT OUR NEGATIVE WORKING CAPITAL, NEGATIVE STOCKHOLDERS' EQUITY AND RECURRING LOSSES FROM OPERATIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our auditors have included an explanatory paragraph in their report for the years ended September 30, 2006 and 2005 indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this registration statement do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our common stock.

         OUR AUDITORS HAVE IDENTIFIED CERTAIN WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

         The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time required. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of the controls. These requirements are expected to apply to smaller companies such as ours, beginning in fiscal 2008.

         In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2006, Vitale, Caturano & Company, Ltd. ("Vitale"), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies and taken together constitute a material weakness, under the interim standards of the Public Company Accounting Oversight Board, or PCAOB. We believe these reportable conditions have been addressed and rectified in connection with this report.

         Our management intends to engage in remediation efforts to ensure that these reportable events do not reoccur. These remediation efforts will be designed to address the material weakness identified by Vitale and to improve and strengthen our overall control environment. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         WE RELY HEAVILY ON OUR CHIEF EXECUTIVE OFFICER, THE LOSS OF WHOM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

         Our future success is dependent on retaining the services of our Chief Executive Officer and of having capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. If we were to lose the services of Anthony G. Roth, our President and Chief Executive Officer, our business could be materially adversely affected. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees.

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

         WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE QUALIFIED PROFESSIONALS WE REQUIRE TO SUCCEED IN OUR BUSINESS.

         Our future success depends in large part on our ability to recruit and retain sales and marketing professionals. Our sales and marketing staff currently consists of five full-time sales executives and numerous broker and agency relationships. Qualified professionals of this type are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified sales and marketing professionals is intense, and we have experienced considerable turnover in the sales staff over the past twelve months. If we are unable to recruit and retain a sufficient number of qualified employees in this area, the growth of our business could be hindered.

         OUR PRODUCTS HAVE NOT PREVIOUSLY SOLD IN SIGNIFICANT VOLUME ON THE RETAIL LEVEL AND CONSUMERS MAY NOT DESIRE TO PURCHASE OUR GIFT TICKETS FROM THE STORES WITH WHICH WE HAVE OR WILL CONTRACT. IN THAT EVENT, OUR RETAIL BUSINESS MAY FAIL TO FURTHER DEVELOP.

         Achieving market acceptance for our proposed retail products will require substantial marketing efforts and expenditure of significant funds to educate the public, mass merchandise retailers and venues providing golf, movie, spa and other entertainment or leisure services about the distinctive characteristics and anticipated benefits of our products and technologies. If we do not obtain sufficient additional capital to fund our retail marketing strategies, we may have to further limit or suspend development of the retail sales channel.

         WE MAY BE UNABLE TO DEVELOP AND IMPLEMENT A COMMERCIALLY SUCCESSFUL RETAIL MARKETING ROLLOUT, IN WHICH EVENT WE WILL NOT BE ABLE TO ESTABLISH AND EXPAND OUR RETAIL BUSINESS.

         While we focus our strategy on corporate business-to-business and business-to-consumer channels, our projected growth and business success depends in part upon public acceptance and demand for our retail gift tickets. In the event that consumer demand is less than anticipated, our mass retailers may elect to pull our products off of the shelves, in which event our business and growth would be materially and adversely affected. Current economic conditions or other factors beyond our control may adversely impact our plans and business. If we fail to achieve adequate sales, we will not be able to establish and expand our retail business.

         THE TIMING OF OUR RETAIL PRODUCT ROLLOUTS ARE UNCERTAIN, WHICH MAY DELAY OUR PROJECTED REVENUE.

         Our rollout for our golf, bowling and spa gift tickets is subject to unanticipated delays, expenses or technical or other problems. If we are unable to effect adequate delivery of our ticket products, our projected revenue may be delayed. Additionally, our inability to meet our promised rollout target commitments could cause the retailers with whom we have contracts to refuse to offer our products in future years.

         WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIP WITH EFUNDS PREPAID SOLUTIONS/WILDCARD SYSTEMS, INC. FOR THE PROCESSING OF OUR TICKET SALES. OUR BUSINESS COULD FAIL IF EFUNDS PREPAID SOLUTIONS/WILDCARD SYSTEMS, INC. FAILS TO ADEQUATELY PERFORM OR TERMINATES OUR AGREEMENTS WITH THEM.

         Our ability to generate revenue from the sales of our magnetic strip products will largely depend upon the level of performance by eFunds Prepaid Solutions/WildCard Systems, Inc. in producing and processing our gift tickets. Under the terms of our existing agreements, eFunds Prepaid Solutions/WildCard Systems, Inc. manages and is responsible for the technical and financial settlement of transactions over the Discover payment network, as well as all customer service, ticket tracking, and purchase upgrades. In the event that eFunds Prepaid Solutions/WildCard Systems, Inc. should, for any reason, fail to adequately perform under our agreements, or terminates our agreements, our business could fail.

         WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. IF WE LOSE ONE OR MORE OF THESE CLIENTS, OUR FINANCIAL PERFORMANCE COULD SUFFER.

         We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. The promotions we get involved with are likely to vary from year to year, and a significant customer in one year may not purchase our gift tickets in a subsequent year. To the extent that any significant customers purchase less of our products our revenues could decline substantially. As a result, the loss of any significant customer could seriously diminish our revenues and our financial performance. In 2006 and 2005, our 5 largest clients generated approximately 64% and 87% of our revenues, respectively. If we are unable to maintain our relationships with significant customers, or secure new large customers to replace them our financial condition and results of operations will be materially adversely affected.

         WE FACE INTENSE COMPETITION FROM OTHERS SEEKING TO MARKET PREPAID GIFT CARDS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS INITIATIVES.

         We face intense competition in the market for stored value or prepaid cash cards from national retail chains, such as Blockbuster Video and Home Depot, that have created their own proprietary card programs, as well as from magnetic strip stored value cards provided by MasterCard and Visa to certain of its member banks. In addition, we face competition from paper gift certificate producers. Many of our competitors are national businesses and financial institutions with vastly greater infrastructure and capital resources than we possess. If we cannot create a niche market for one-time use, prepaid experience gift tickets in a timely manner, or if one of our competitors develops a similar product, our business could be materially adversely affected.

         THE ATTRIBUTES OF OUR EXPERIENCE TICKETS, WHICH OFFER WHOLE EXPERIENCES AT A FIXED PRICE, MAY NOT BE SUFFICIENTLY APPEALING TO CONSUMERS.

         Consumers may prefer the flexibility of traditional stored value gift cards, which are limited to their specific stated value but can be used multiple times until their stated value is exhausted, over our experience tickets, which may be used on only one occasion and that pay for the entire amount of a single experience regardless of whether the cost of the experience at the venue at the time of use would be greater or less than the nominal value of the experience ticket at the time of purchase. If enough consumers do not accept the appeal of our offering of whole experiences at a fixed cost, our business plan will not be successful.

         OUR TARGET MARKET MAY DETERMINE THAT THEY PREFER THE FLEXIBILITY OF HAVING A SET DOLLAR AMOUNT, RATHER THAN OUR ONE-TIME USE GIFT TICKETS, THEREBY HINDERING THE GROWTH OF OUR BUSINESS

         Our gift tickets can only be used one time regardless of whether the price for the product or service selected is equal to or different from the cost of the ticket. On the other hand, many of our competitors stored value products can be used multiple times until the stored value is fully depleted. Our target market may determine that they prefer the flexibility of having a set dollar amount they could use at multiple times or on multiple purchases, instead of our one-time use tickets. If such a determination was made by our potential customers, the growth of our business could be hindered.

         THE TECHNOLOGY DRIVING OUR TICKET PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD LEAD TO CUSTOMER DISSATISFACTION AND FAILURE OF OUR RETAIL BUSINESS.

         We largely depend upon the technology and software platform developed by eFunds Prepaid Solutions/WildCard Systems, Inc. operating on the Discover network. Accordingly, if, for any reason, this technology fails, both users and venues offering golf, skiing and other lifestyle services may become dissatisfied and discontinue their use or sponsorship of our prepaid tickets. In that event, our business may fail.

         WE ARE DEPENDENT UPON EFUNDS PREPAID SOLUTIONS/WILDCARD SYSTEMS, INC.'S PATENT PROTECTION AND MAY NOT BE SUCCESSFUL IN OUR OWN PROPOSED APPLICATION FOR PATENT PROTECTION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our future success depends in large measure on the strength of eFunds Prepaid Solutions/WildCard Systems, Inc.'s patent protection for its process and magnetic strip technology, and may also depend in part on our ability to obtain patent protection for our gift ticket applications. Although we are in the process of filing for patent protection in connection with our gift ticket applications, we cannot assure you that:

         o    any patent applied for will be reviewed in a timely manner;

         o any patent issued will afford meaningful protection against competitors with similar technology;

         o    any patent issued will not be challenged by third parties;

         o others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented;

         o we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patent, or

         o the technology ultimately used by us will be covered in any patent issued from our pending patent application or other patent applications which we may file.

         Although our unique "System for Marketing Leisure Activity through Prepaid Tickets" was granted patent number US 7,066,383 B2 on June 27, 2006, we cannot be assured that it will provide our proprietary information adequate protection.

         Furthermore, we cannot assure you that certain aspects of our technology will not be challenged by the holders of patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome these challenges or obtain the required licenses or rights on acceptable terms could have a material adverse effect on our business.

         OUR CONFIDENTIALITY AGREEMENTS MAY NOT ADEQUATELY PROTECT OUR PROPRIETARY INFORMATION, THE DISCLOSURE OF WHICH WOULD DECREASE OUR COMPETITIVE EDGE.

         Although we currently have some patent protection for our products, we rely on trademarks and confidentiality agreements to protect our names and logos and our proprietary information, know-how and trade secrets. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. In this regard, our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition and non-solicitation during their employment term and one year thereafter. Our employees may not comply with the terms of these agreements.

RISKS RELATED TO HOLDING OUR SECURITIES

         WE HAVE A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING, OR DETERRING A CHANGE OF CONTROL.

         Our common stock ownership is highly concentrated (see "Security Ownership of Certain Beneficial Owners and Management"). Through their ownership of Series A convertible preferred stock, Series B convertible preferred stock, and related warrants, four of our stockholders beneficially own and have the right to acquire an amount of our common stock that will be equal to 65.0% of our total outstanding common stock after their acquisition. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

         OUR STOCK PRICE MAY BE VOLATILE BECAUSE OF FACTORS BEYOND OUR CONTROL AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT.

         Trading in our common stock in the over-the-counter market has been limited and sporadic, and the thin trading market has probably contributed to its volatility. During the period between September 30, 2004 and December 31, 2006, the reported sales price of our stock (giving effect to a one-for-100 reverse stock split we recently effected) has ranged from a high of $90.00 to a low of $0.85. Any of the following factors could affect the market price of our common stock:

         o    our failure to achieve and maintain profitability;

         o    our failure to meet financial analysts' performance expectations;

         o our exposure to product liability claims resulting from the use of our products;

         o    the development of a retail market for our products;

         o actual or anticipated variations in our quarterly results of operations;

         o    changes in market valuations of similar companies;

         o announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

         o    the loss of major customers;

         o    the loss of significant partnering relationships;

         o    additions or departures of key personnel; and

         o    general market, political and economic conditions.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

         WE MAY EXPERIENCE FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK BY EXISTING STOCKHOLDERS.

         Future sales of large amounts of our common stock by the selling stockholders could adversely affect the market price of our common stock. On December 31, 2006, there were 1,619,844 shares of our common stock outstanding (excluding 384,369 shares of our common stock being held in escrow, subject to certain beneficial ownership limitations). In fiscal 2006, we registered 3,415,625 shares of common stock for certain selling stockholders of ours. Sales of a large number of shares of common stock by such selling stockholders in the public market could adversely affect the market price and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

         WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

         Our common stock is approved for quotation on the NASD OTC Bulletin Board. Since our common stock trades below $5.00 per share (the last reported sale price for our common stock on December 31, 2006 was $1.10), it is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations on the manner in which it can be publicly traded.

         These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock." Also under these regulations, certain brokers who recommend a penny stock to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These procedures require the broker-dealer to:

         o obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

         o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

         o provide the investor with a written statement setting forth the basis on which the broker-dealer has made the determination of suitability; and

         o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

         Our "penny stock" designation may adversely affect the development or continuation of the public market for our common stock.

         A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK ARE ISSUABLE UPON CONVERSION OF OUTSTANDING SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK, AND UPON EXERCISE OF OUTSTANDING STOCK OPTIONS AND WARRANTS, WHICH WILL SUBSTANTIALLY REDUCE THE PERCENTAGE OWNERSHIP OF HOLDERS OF OUR CURRENTLY OUTSTANDING SHARES OF COMMON STOCK.

         As of the date hereof, we have issued and outstanding a total of 1,619,844 shares of our common stock (excluding 384,369 shares being held in escrow, subject to certain beneficial ownership limitations). An aggregate of 11,013,933 shares of common stock are subject to issuance upon conversion of outstanding Series A convertible preferred stock and Series B convertible preferred stock, and upon exercise of outstanding options and warrants. The issuance of these additional shares of common stock upon exercise or conversion of such outstanding options, warrants and convertible securities will substantially reduce the percentage equity ownership of holders of shares of common stock.

         WE HAVE THE RIGHT TO ISSUE UP TO 25,000,000 SHARES OF "BLANK CHECK" PREFERRED STOCK, WHICH MAY ADVERSELY AFFECT THE VOTING POWER OF THE HOLDERS OF OTHER OF OUR SECURITIES AND MAY DETER HOSTILE TAKEOVERS OR DELAY CHANGES IN MANAGEMENT CONTROL.

         We may issue up to 25,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. To date, our board of directors has authorized 2,000 shares of Series A convertible preferred stock, of which 1,063 are currently issued and outstanding, and 2,692,308 shares of Series B convertible preferred stock, of which 2,308,077 are currently issued and outstanding. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

         WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.


ITEM 2.       DESCRIPTION OF PROPERTY.

         Our principal executive office is located in approximately 7,173 square feet of rented space located at 7 New England Executive Park (Suite 610), Burlington, Massachusetts under a five-year lease with an unaffiliated third party. The monthly base rental payment on that lease is approximately $10,940. The lease runs through May 2010.

         We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.       LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. In addition, no director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any proceeding.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended September 30, 2006, and subsequent periods through the date hereof, the following matters were submitted to a vote of our stockholders:

2006 ANNUAL STOCKHOLDERS MEETING

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

         o To approve and ratify the selection by our board of directors of Vitale, Caturano & Company, Ltd., independent certified public accountants, as auditors of our consolidated financial statements for the fiscal year ending September 30, 2006. 2,373,282 votes were cast for, and no votes were cast against this proposal, with 1,428 votes abstaining.

CONSENT OF HOLDERS OF SERIES A PREFERRED STOCK TO THE DESIGNATION OF SERIES B PREFERRED STOCK

         As of November 15, 2006, we sold an aggregate of (a) 2,308,077 shares of our Series B convertible preferred stock, $0.001 par value per share (the "Series B Preferred Stock"), and (b) warrants to purchase up to 346,212 shares of our common stock, for an aggregate purchase price of $3,000,500.30.

         Pursuant to Section 6(a) of our Certificate of Designations, Preferences and Rights of Series A Preferred Stock, without the prior consent of the holders of at least a majority of the outstanding shares of Series A convertible preferred stock (the "Series A Majority Holders"), among other things, we may not authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to or on parity with the Series A convertible preferred stock as to dividends or upon liquidation. As of November 15, 2006, we received the consent of the Series A Majority Holders to designate, offer and sell the Series B Preferred Stock.

         During the quarter ended September 30, 2006, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is quoted under the symbol "UTIX.OB" on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. Trading in our common stock on the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. THE HIGH AND LOW BID PRICES FOR THE LAST TWO FISCAL YEARS AND THE SUBSEQUENT INTERIM PERIOD PRESENTED HAVE BEEN ADJUSTED TO REFLECT THE ONE-FOR-100 REVERSE STOCK SPLIT WE EFFECTED ON APRIL 7, 2006.

         -----------------------------------------------------------------------
                                                HIGH               LOW
         -----------------------------------------------------------------------
         2004
         -----------------------------------------------------------------------
         December 31, 2004                      $85.00             $40.00
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         2005
         -----------------------------------------------------------------------
         March 31, 2005                         $90.00             $40.00
         -----------------------------------------------------------------------
         June 30, 2005                          $55.00             $15.00
         -----------------------------------------------------------------------
         September 30, 2005                     $26.00             $5.00
         -----------------------------------------------------------------------
         December 31, 2005                      $21.00             $4.00
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         2006
         -----------------------------------------------------------------------
         March 31, 2006                         $ 4.00             $2.50
         -----------------------------------------------------------------------
         June 30, 2006                          $2.10              $1.13
         -----------------------------------------------------------------------
         September 30, 2006                     $2.05              $1.01
         -----------------------------------------------------------------------
         December 31, 2006                      $1.75              $0.85
         -----------------------------------------------------------------------

HOLDERS

         As of December 31, 2006, there were approximately 82 stockholders of record of our common stock.

DIVIDENDS

         We have not paid any dividends since inception and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our board of directors.

         Under our certificate of incorporation, as amended, our board of directors, without further action by our stockholders, is authorized to issue up to 25,000,000 shares of preferred stock, in one or more series. The board of directors may designate the preferred shares as to series, preferences, limitations and other provisions as the board of directors may designate from time to time. Of our 25,000,000 authorized shares of preferred stock, 2,000 shares have been designated as Series A convertible preferred stock, of which 1,063 are currently issued and outstanding, and 2,692,308 shares have been designated as Series B convertible preferred stock, of which 2,308,077 are currently issued and outstanding.

         Pursuant to our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, we may not declare, pay or set aside any dividends or distributions on shares of common stock (other than dividends payable solely in shares of common stock), unless the holders of our Series A convertible preferred stock, first receive, or simultaneously receive, a dividend or distribution on each outstanding share of such Series A convertible preferred stock equal to the product of (a) the per share dividend or distribution to be declared, paid or set aside for the common stock, multiplied by (b) the number of shares of common stock into which such share of Series A convertible preferred stock is then convertible.

         Pursuant to our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, we may not declare, pay or set aside any dividends or distributions on shares of common stock (other than dividends payable solely in shares of common stock), unless the holders of our Series B convertible preferred stock, first receive, or simultaneously receive, a dividend or distribution on each outstanding share of such Series B convertible preferred stock equal to the product of (a) the per share dividend or distribution to be declared, paid or set aside for the common stock, multiplied by (b) the number of shares of common stock into which such share of Series B convertible preferred stock is then convertible.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         As of December 31, 2006, we had issued the following stock options pursuant to compensatory plans, including individual compensation arrangements:

                                                                                                         Number of
                                                                                                        securities
                                                                                                         remaining
                                                                                                       available for
                                                                                                     future issuances
                                                                  Number of                            under equity
                                                                securities to                          compensation
                                                                  be issued          Weighted-            plans
                                                                     upon         average exercise      (excluding
                                                                 exercise of          price of          securities
                                                                 outstanding        outstanding        reflected in
                                                                   options            options           column (a))
                                                                     (a)                (b)                 (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by securityholders (2003
     Stock Option Plan).......................................    747,964 (1)          $5.38               2,036
------------------------------------------------------------------------------------------------------------------------

----------
(1) Reflects shares issuable upon exercise of options issued and issuable under our 2003 Stock Option Plan. Numbers of shares and prices per share have been adjusted to reflect a one-for-100 reverse stock split on April 7, 2006.

         Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.

RECENT SALES OF UNREGISTERED SECURITIES

         In the three-month period ended September 30, 2006, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

         GRANTS OF STOCK OPTIONS PURSUANT TO OUR 2003 STOCK OPTION PLAN

         As of April 3, 2006, our board of directors approved our grant of stock options to purchase an aggregate of 639,525 shares of our common stock, at an exercise price of $2.00 per share, to eligible participants under to our 2003 Stock Option Plan, as amended. As of July 18, 2006, these grants were ratified by our stockholders at our 2006 Annual Meeting.

         We believe that the 2003 Stock Option Plan grants described in this section are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Rule 701 promulgated thereunder, because such options were granted pursuant to a written compensatory benefit plan, copies of which were provided to each participant, and the aggregate offering price did not exceed the limit prescribed by Rule 701 in connection with any such grant.

         ISSUANCE OF WARRANTS TO MERRIMAN, CURHAN, FORD & CO.

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

         ISSUANCE OF SHARES SUBJECT TO BENEFICIAL OWNERSHIP LIMITATIONS

         We have agreements with certain of our securityholders, that at no time will they beneficially own shares of our common stock representing in excess of 4.99% of our issued and outstanding shares. In addition, we have agreements with certain other securityholders, that at no time will they beneficially own shares of our common stock representing in excess of 9.99% of our issued and outstanding shares, in the aggregate. On September 29, 2006, we placed 384,369 shares of our common stock in escrow, to be held subject to these beneficial ownership limitations. These shares are not included in our 1,619,844 issued and outstanding shares.

         We believe that this transaction is exempt from registration under the Securities Act, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

         ISSUANCE OF SHARES AND OPTIONS TO SUMMIT TRADING LIMITED

         As of November 1, 2006, in consideration for certain investor relations and public relations services provided to us during fiscal 2006, pursuant to a Consulting Agreement and related Payment Agreement, we issued to Summit Trading Limited ("Summit") seventy-five thousand (75,000) shares of our common stock, which were valued at an aggregate of $150,000. In addition, as of such date, we granted Summit stock options to purchase an additional 100,000 shares of our common stock (the "Summit Options"), at an exercise price of $2.00 per share, pursuant to our 2003 Stock Option Plan. The Summit Options vested automatically upon their grant, and shall expire on November 1, 2011, or as otherwise set forth in the 2003 Stock Option Plan.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

         PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK

         On November 9, 2006, we entered into a Purchase Agreement (the "Purchase Agreement") with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund Ltd., MicroCapital Fund L.P., Crescent International Ltd., and Allen Lowy (collectively, the "Investors"). Pursuant to the Purchase Agreement, as of November 15, 2006 (the "Closing Date"), we sold to the Investors an aggregate of (a) 2,308,077 shares of our Series B convertible preferred stock, $0.001 par value per share (the "Series B Preferred Stock") and
(b) warrants ("Series B Warrants") to purchase up to 346,212 shares of our common stock, for an aggregate purchase price of $3,000,500.30 (the "Purchase Price") (hereinafter, the "Series B Offering").

         Pursuant to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, which we filed with the Delaware Secretary of State on October 31, 2006 (the "Series B Certificate of Designation") the stated value of the Series B Preferred Stock is $1.30 per share (the "Stated Value"). Upon our liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to our common stock, and each holder of Series B Preferred Stock shall be entitled to be paid an amount per share equal to the Stated Value, plus any accrued and unpaid dividends (the "Liquidation Preference"). In addition to any voting rights provided by law, the holders of our Series B Preferred Stock have the right to vote together with the holders of our common stock, and Series A convertible preferred stock, $0.001 par value per share (the "Series A Preferred Stock") as a single class on any matter on which the common stock is entitled to vote. Each holder of Series B Preferred Stock shall be entitled to one vote for each share of common stock that would be issuable to such holder upon conversion of all shares of Series B Preferred Stock held by such holder. The Series B Preferred Stock is convertible at any time at the holders' option into that number of shares of common stock obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we otherwise issue securities on preferential terms. In addition, without the prior consent of the holders of at least a majority of the outstanding Series B Preferred Stock, we may not (a) issue securities on preferential terms, (b) enter into certain corporate transactions, (c) incur indebtedness in excess of $500,000, (d) amend, alter or repeal our Amended and Restated Certificate of Incorporation or By-laws, (e) pay any dividend, or (f) agree to do any of the foregoing. The Series B Preferred Stock is currently convertible into an aggregate of 2,308,077 shares of our common stock (the "Conversion Shares").

         The Series B Warrants may be exercised at any time on or prior to November 15, 2011, at a price of $2.60 per share, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we issue securities on preferential terms. From and after the first anniversary of the Closing Date, and so long as we are required under the Registration Rights Agreement to have effected the registration of the shares of common stock underlying the Series B Warrants (the "Warrant Shares"), if the Warrant Shares may not be freely sold to the public, then the warrantholder may effect a "cashless exercise" of the Series B Warrants. We have the right to call the Series B Warrants at a price equal to $0.01 per share if, after the effective date of the Registration Statement, the closing price of our common stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock); provided, however, that at any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series B Warrants initially issued, or (b) the number of remaining Series B Warrants held by the holders thereof.

         We entered into a Registration Rights Agreement with the Investors, pursuant to which we agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement (the "Registration Statement") covering the resale of the Conversion Shares and Warrant Shares (the "Registrable Securities") no later than sixty (60) days after the Closing Date. Further, we agreed that, if the Registration Statement (a) is not filed on or before sixty (60) days after the Closing Date, (b) is not declared effective by the SEC on or before 120 days after the Closing Date, or (c) is not kept continually effective for such period as to allow for all Registrable Securities covered by such Registration Statement to be sold (subject to certain exceptions), then we must pay to each Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by such Investor for each 30-day period that such event has not occurred. Notwithstanding the foregoing, in no event shall we be liable for liquidated damages (i) in the aggregate in excess of 1.5% of the aggregate amount invested by any Investor for each 30-day period, or (ii) in excess of an aggregate of 24% of the aggregate Purchase Price.

         In consideration for the introduction of certain of the Investors to us by Axiom Capital Management ("Axiom"), Axiom received, among other things, five-year warrants to purchase 106,177 shares of our common stock, at an exercise price of $2.60 per share (the "Axiom Warrants"). We agreed to register the shares of our common stock issuable upon exercise of the Axiom Warrants.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

         ADJUSTMENTS TO CERTAIN OUTSTANDING SECURITIES

         As a result of our issuance of the Series B Preferred Stock and related Series B Warrants, described above, we are required to (a) reduce the conversion rate of our 1,071 issued and outstanding shares of Series A Preferred Stock, from $2.60 per share to $1.30 per share, (b) reduce the exercise price of (i) 991,315 of our outstanding warrants from $4.00 per share to $1.30 per share, and
(ii) 172,171 of our outstanding warrants from $4.00 per share to $3.29 (the "Adjusted Warrants"), and (c) register 3,537,771 additional shares of our common stock as a result of these adjustments, pursuant to agreements we have with the holders of our Series A Preferred Stock and related Warrants, and the Adjusted Warrants.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The financial and business analysis in this Annual Report on Form 10-KSB (the "Report") provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Report.

         This filing contains "forward-looking statements" and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project", "should" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in this Part II, Item 6. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Readers are referred to the caption entitled "Risk Factors" appearing at the end of Part I, Item 1 of this Report. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

         In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation ("Corporate Sports"), and changed our name to "Utix Group, Inc." As a result of the exchange, Corporate Sports became our wholly owned subsidiary, the former security holders of Corporate Sports acquired a controlling interest in our company, and Corporate Sports' business became our primary business operations. Although Corporate Sports Incentives, Inc. is a wholly owned subsidiary, all staff and operations now reside in Utix Group, Inc. and we operate under the name Utix Group, Inc.

         Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide. Our unique "System for Marketing Leisure Activity through Prepaid Tickets" was granted patent number US 7,066,383 B2 on June 27, 2006.

         Our products are offered through two distinct distribution channels:

         o sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users; and

         o sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains and the internet.

         Our principal strategic goals are to:

         o establish our prepaid experience ticket methodology as the next generation of prepaid products, thereby increasing our revenues and profits, and

         o establish our company as the premier provider of prepaid lifestyle experiences in the sports, recreation, leisure, and entertainment arenas.

RECENT DEVELOPMENTS

         BINDING LETTER OF INTENT WITH PGA TOUR

         One of our marketing strategies is to create co-branded specialty tickets with leading marketing brands (e.g., Red Door Spas and Mario Tricoci Salons gift tickets) and various movie studio film releases. As of July 17, 2006, we entered into a binding letter of intent with PGA TOUR, Inc., regarding our exclusive use of the PGA TOUR brand and/or logo in connection with the development, marketing and sale of prepaid golf experience ticket products. Pursuant to the letter of intent, we agreed to pay PGA TOUR certain minimum guaranteed amounts, recoupable against actual earned royalties. We are currently rolling out various PGA TOUR product lines to our business and retail customer base.

         CONSUMMATION OF OFFERING OF SERIES B CONVERTIBLE PREFERRED STOCK

         On November 15, 2006, we sold an aggregate of 2,308,077 shares of our Series B convertible preferred stock, and warrants to purchase up to 346,212 shares of our common stock, to certain investors, for an aggregate purchase price of $3,000,500.30. We intend to use the proceeds from this offering for general working capital requirements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 2005.

         Net revenues for the fiscal year ended September 30, 2006 were $1,444,435, or $5,457,059 lower than the $6,901,494 in revenues recognized for the fiscal year ended September 30, 2005. The revenue decline in fiscal 2006 as compared to the same period in fiscal 2005 is primarily attributable to the new movie product, which was launched late in September 2004. We won a major contract to supply custom movie tickets in support of a large promotional campaign initiated by a national telecommunications firm. Over 700,000 tickets were ordered for this one promotional program, about 40% of which were redeemed as of September 30, 2005, resulting in earned corporate revenues from movie tickets of approximately $5.1 million, or 74% of the total revenue for the fiscal year ended September 30, 2005. This was a cost-plus, redemption only contract, and, therefore, revenue is earned only when tickets are redeemed. In addition, we sold approximately $705,676 in movie, golf and spa tickets through retail channels, of which redeemed and expired retail tickets resulted in $353,068 of earned revenues for the fiscal year ended September 30, 2005 and $510,207 for the fiscal year ended September 30, 2006. By comparison, the promotional movie contract we had for fiscal 2006 was not nearly of the magnitude of the one that was active during the same period of 2005. In addition, management made a decision not to replenish retail inventory for the calendar 2005 fall/holiday season. Further, we experienced high turnover in our sales force since June of 2005, and not until March of 2006 did we have the funding and resources to rebuild the corporate sales force.

         Gross profit (loss) for the fiscal year ended September 30, 2006 was $24,820, or 2% of revenues, as compared to $(712,009), or (10)% of revenues, for the fiscal year ended September 30, 2005. The negative gross profit during the fiscal year ended September 30, 2005 was attributable to an $872,000 write down of inventory, higher than anticipated fulfillment and transaction costs associated with a major corporate movie ticket program, and the lower margins on the movie product. The 2% gross profit earned in the fiscal year ended September 30, 2006 was attributable to higher than historical rates of retail tickets expiring unused partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.

         Total operating expenses, which include selling and administrative expenses and non-cash operating expenses, for the fiscal year ended September 30, 2006 were $5,954,249 as compared to $6,255,159 for the fiscal year ended September 30, 2005. The decrease in operating expenses was $300,910, a 5% reduction.

         Selling and administrative expenses, at $5,029,217 were approximately $344,029 lower in the fiscal year ended September 30, 2006 as compared to $5,373,246 for the fiscal year ended September 30, 2005. Cost reductions in the fiscal year ended September 30, 2006 versus September 30, 2005 were primarily related to approximately $493,000 professional fees, as well as $198,000 less expenses for 2005 related to product, package redesign and brand development initiatives, $88,000 lower office and infrastructure costs and $116,000 lower travel costs, partially offset by a $376,000 increase in general business consulting services, and an $175,000 increase for a legal settlement.

         Non-cash operating expenses were $925,032 and $881,913 for the fiscal year ended September 30, 2006 and 2005, respectively, a 5% or $43,119 increase. Non-cash operating expense in the fiscal year ended September 30, 2006 included $649,383 in stock and option grants to non-employees, $206,438 attributable to the amended and restated warrants issued in connection with the Financial Restructuring (described below), and $69,211 amortization of deferred compensation associated with employee option grants. Whereas, non-cash operating expenses for the fiscal year ended September 30, 2005 were primarily attributable to $841,119 in non-employee stock and warrant grants.

         Other income (expenses) were $(3,718,596) and $(2,993,417) for fiscal year ended September 30, 2006 and 2005, respectively. The $725,179 increase in charges for the fiscal year ended September 30, 2006, as compared to 2005, was primarily related to $3.6 million in non-cash charges attributable to the conversion of notes payable into common stock and warrants granted in accordance with the Financial Restructuring and a $76,014 reduction in the fair value of warrants issued in connection with the Series A Preferred Stock, versus the approximately $2.5 million fair value of warrants issued in connection with notes, the conversion of notes payable and changes in warrant strike prices in the fiscal year ended September 30, 2005.

         Our net loss for the fiscal year ended September 30, 2006, at $9,648,025, was 3%, or $312,560 lower than the net loss of $9,960,585 for the fiscal year ended September 30, 2005.

         During the fiscal year ended September 30, 2006, we recorded a Series A Preferred Stock deemed dividend of $1,311,286. In accordance with Emerging Issues Task Force (EITF) 00-19, "Accounting For

Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock", (EITF 00-19), derivative financial instruments, including warrants, are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations. We concluded that the liquidated damages provision in the Registration Rights Agreement applicable to the Warrant Shares issued in connection with the Series A Preferred Stock offering described below meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. Accordingly we recorded a $76,014 reduction in the fair value, at September 30, 2006. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of $1,311,286, as a one-time deemed dividend. The resulting loss applicable to common shareholders for the fiscal year ended September 30, 2006 was $(10,959,311).

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and affect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3.0 million to $10.0 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover Financial Services ("Discover"), requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

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

         As of September 30, 2006 we had cash and cash equivalents of $642,757 as compared to $748,586 as of September 30, 2005. Working capital deficit at September 30, 2006 was $928,603, as compared to a working capital deficiency of $3,922,868 at September 30, 2005. Cash outflows exceeded cash inflows and cash on hand decreased by $105,829 during the fiscal year ended September 30, 2006 due to $4,843,996 in net proceeds from the sale of Series A preferred stock described below, less $500,000 in cash used in short-term investments and $4,494,632 in cash used in operations. In addition, we had $967,627 in cash accounts restricted for use in settling magnetic stripe tickets issued as of September 30, 2006.

SALES OF SERIES A PREFERRED STOCK AND RELATED FINANCIAL RESTRUCTURING

         On January 20, 2006, we sold an aggregate of (a) 1,093 shares of our Series A convertible preferred stock, $.001 par value per share ("Series A Preferred Stock"), which were convertible at a rate of $2.60 per share, into approximately 2,732,500 shares of our common stock, and (b) warrants ("Series A Warrants") to purchase up to 683,125 shares of our common stock, at an exercise price of $4.00 per share (the "Warrant Shares"), for an aggregate purchase price of $5,465,000 (the "Series A Offering").

         The Series A Warrants have a term of five years. We have the right to call the Series A Warrants if the closing price of the common stock for each of 20 consecutive trading days exceeds $12.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock). At any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series A Warrants initially issued, or (b) the number of remaining Series A Warrants held by the holders thereof.

         The holders of our Series A Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the common stock without paying a dividend on the Series A Preferred Stock on an as-converted basis. Upon any liquidation, dissolution or winding up of our company, the holders of the Series A Preferred Stock will be entitled to a liquidation preference equal to the purchase price of the Series A Preferred Stock plus any accrued and unpaid dividends. In addition to any other voting rights provided by law, the Series A Preferred Stock has the right to vote together with the holders of common stock as a single class on any matter on which the common stock is entitled to vote. Each share of Series A Preferred Stock is entitled to one vote for each share of common stock into which it is then convertible. As of the date hereof, 30 shares of our Series A Preferred Stock have been converted into 85,769 shares of our common stock.

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

         In accordance with EITF 00-19, the fair value of the Warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the Warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. Accordingly, the Company recorded a $76,014 reduction in non-cash interest and other expenses for the fiscal year ended September 30, 2006.

         In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a Registration Statement's effectiveness and maintaining such effectiveness is not solely in our control. Thus, the Series A Preferred Stock is classified as temporary equity.

         In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined discount that resulted from the Warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the Series A Offering, or a total of $1,311,286, as a one-time deemed dividend on the accompanying Consolidated Statement of Operations.

         In consideration for services performed by a broker in connection with the Series A Offering, we agreed to issue warrants allowing for the purchase of 175,000 shares of our common stock at $4.00 per common share. The warrants were valued at approximately $48,000 using the Black-Scholes option pricing model and were used to offset proceeds from the Series A Offering. The warrants will expire in July 2011.

         As a result of adjustments made upon the consummation of our sale of Series B Preferred Stock and Series B Warrants (described elsewhere in this report), as of November 15, 2006, the remaining 1,063 shares of Series A Preferred Stock are now convertible at a rate of $1.30 per share into 4,088,463 shares of our common stock, and a total of 2,101,923 Series A Warrants are now exercisable at $1.30 per share.

         As a condition to the Investors agreeing to the terms of the Series A Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 13, 2006 had to be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into 1,232,750 shares of our common stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into 197,240 shares of our common stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of our common stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of the our outstanding warrants (the "Original Warrants") as of January 13, 2006 received amended and restated warrants (the "Restated Warrants") whereby the Warrantholders have the right to purchase approximately 172,173 shares of common stock, or fifty (50%) percent of the number of shares of common stock each Warrantholder could have purchased under the Original Warrants, at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Financial Restructuring"). As a result of the Financial Restructuring, we agreed to issue an aggregate of 1,429,990 shares of common stock and warrants to purchase 308,188 of its common stock. However, the percentage of shares of outstanding common stock that three of the debt holders can beneficially own are contractually limited so that they cannot convert all of their debt until the percentage of outstanding shares that they would beneficially own as a result of the conversion is reduced. Accordingly, we issued 1,045,681 of the 1,429,990 Common Shares associated with the Financial Restructuring in the quarter ended June 30, 2006 and the remaining 384,369 shares are being held in escrow, subject to these beneficial ownership limitations.

         In addition to the foregoing, as consideration for certain defaults related to our registration obligations, we issued an aggregate of 33,000 shares of common stock to certain of our security holders, subject to the beneficial ownership limitations described above.

         As of January 13, 2006, we did not have a sufficient number of authorized shares of common stock available to issue the shares of common stock required to issue pursuant to the terms of the Financial Restructuring or the Series A Offering. As of April 7, 2006, we filed an Amended and Restated Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue up to 375,000,000 (the "Amendment") and to effect a one-for-100 reverse split of our common stock (the "Reverse Split").

         The Reverse Split was approved on February 22, 2006 by written consent of stockholders representing a majority of our common stockholders (including shares of common stock issuable upon conversion of our issued and outstanding Series A Preferred Stock). As a result of the Reverse Split, each one-hundred outstanding shares of common stock automatically converted into one share of common stock, with cash being paid in lieu of fractional shares. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been affected for all periods presented to reflect the reverse stock split.

         Upon the effectiveness of the Amendment, we began execution of the Financial Restructuring. The $4,206,000 in originally convertible notes was to be converted under revised conversion terms. We recorded a $3,447,761 charge to non-cash interest and other expense in the fiscal year ended September 30, 2006, representing the difference between the fair value of the securities issued as compared to the fair value of securities under the original conversion terms (which ranged from $12.50 to $43 per common share). The fair value of the securities issued in connection with the remaining $725,000 not originally convertible notes as compared to the carrying value of the notes on the date of conversion, resulted in a $38,383 reduction to non-cash interest and other expense in the fiscal year ended September 30, 2006. The fair value of the Original Warrants immediately before they were modified as compared to the fair value of the Restated Warrants, resulted in a $206,438 charge to non-cash interest and other expense in the fiscal year ended September 30, 2006. The fair value of the warrants was calculated using the Black Scholes model along with risk-free interest rates of 4.92% and 50% volatility. In total, non-cash charges related to the Financial Restructuring were $3,615,815.

         As a result of the consummation of our sale of Series B Preferred Stock and Series B Common Stock Warrants (described elsewhere in this report), as of November 15, 2006, we (a) increased the number of shares of common stock the Debtholders will receive upon exercise of the Debtholder Warrants by 640,087 shares, (b) reduced the exercise price of all 948,277 of the Debtholder Warrants to $1.30, (c) increased the number of shares of common stock the Warrantholders will receive upon exercise of the Restated Warrants by 37,154, and (d) reduced the exercise price of all 209,325 of the Restated Warrants to $3.29.

         As a result of the adjustments made to the Series A Preferred Stock, the Series A Warrants, the Debtholder Warrants and the Restated Warrants, we are required to register the 2,096,039 additional shares of our common stock underlying these securities.

SALES OF SERIES B PREFERRED STOCK

         On November 15, 2006, we sold an aggregate of (a) 2,308,077 shares of our Series B Preferred Stock, which are convertible at a rate of $1.30 per share, into an equal number of shares of our common stock, and (b) Series B Warrants to purchase up to 346,212 shares of our common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of $3,000,500 (the "Series B Offering").

         In consideration for services performed by a broker in connection with the Series B Offering, we agreed to issue warrants allowing for the purchase of 106,177 shares of our common stock at $2.60 per common share.

         As a result of the Series B Offering, we believe that we will have sufficient capital to fund our operations through July 2007. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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

OPTIONS AND WARRANTS

         As of September 30, 2006, we had outstanding 2,068,651 options and warrants, of which 1,611,580 were exercisable. The exercise price of the exercisable warrants and options range from $1.35 to $50.00 per share. If all of these options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $7,339,556.

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

GOING CONCERN

         We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders' deficit, all of which raise substantial doubt about our ability to continue as a going concern. We have raised additional equity capital and completed the Financial Restructuring, eliminating existing debt. However, we will have to manage cash flows carefully and we have no assurance that sufficient additional capital will be raised in the future to meeting our operating requirements.

         As of September 30, 2006, our independent registered public accountants continued to express the opinion that there is substantial doubt that we will continue as a going concern.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations, as of September 30, 2006, are as follows:


----------------------------------------------------------------------------------------------------------------------
                                                Payments Due By Period
----------------------------------------------------------------------------------------------------------------------
                                                         Less than                         After         More than
Contractual obligations                    Total           1 year        1-3 years       3-5 years        5 years
------------------------------------- ---------------- --------------- --------------- --------------- ---------------
Building leases                             $ 481,309       $ 131,266       $ 262,532        $ 87,511        --
------------------------------------- ---------------- --------------- --------------- --------------- ---------------
Capital lease obligations                    $ 21,079        $ 17,612        $  3,467        --              --
------------------------------------- ---------------- --------------- --------------- --------------- ---------------
Total                                     $   502,388       $ 148,878       $ 265,999        $ 87,511        --
------------------------------------- ---------------- --------------- --------------- --------------- ---------------


RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2005, the FASB issued Statement No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS No. 154"). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact this statement will have on its financial position and results of operations.

         In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this statement will have on its financial position and results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, MATERIALITY, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact this statement will have on its financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements, and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the impact this statement will have on its financial position and results of operations.

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

         STOCK-BASED COMPENSATION

         In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE), we have elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

         FINANCIAL INSTRUMENTS

         When accounting for various transactions with financial instruments, the company considers SFAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, Emerging Issues Task Force
(EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, EITF Topic No. D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES, among others.

OFF BALANCE SHEET ARRANGEMENTS

         None.

ITEM 7.       FINANCIAL STATEMENTS.



                                UTIX GROUP, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                     Years Ended September 30, 2006 and 2005




================================================================================


                                    CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm..................    F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets.......................................  F-2

         Consolidated Statements of Operations...........................    F-3

         Consolidated Statements of Cash Flows...........................    F-4

         Consolidated Statements of Stockholders' Deficit................    F-5

         Notes to Consolidated Financial Statements.................  F-6 - F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Stockholders of Utix Group, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Utix Group, Inc. and subsidiary (the Company) (a Delaware corporation) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficit and a net stockholders' deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


VITALE, CATURANO & COMPANY, LTD.

December 28, 2006
Boston, Massachusetts

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                SEPTEMBER 30,       SEPTEMBER 30,
ASSETS                                                                                              2006                2005
                                                                                              ------------------------------------
Current Assets:
      Cash and cash equivalents                                                               $    642,757          $    748,586
      Short-term investments                                                                       526,767                    --
      Restricted cash                                                                              967,627             1,155,602
      Accounts receivable, net                                                                      19,506                 9,139
      Inventory, net                                                                               116,601                37,035
      Prepaid expenses and other current assets                                                    113,546               200,195
                                                                                              ------------------------------------
            Total current assets                                                                 2,386,804             2,150,557
                                                                                              ------------------------------------

Property and equipment, net                                                                        153,696               182,638

Other assets                                                                                        28,453               246,039

                                                                                              ------------------------------------
TOTAL ASSETS                                                                                  $  2,568,953          $  2,579,234
                                                                                              ====================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current maturities of notes payable                                                     $         --          $  3,235,000
      Current maturities of notes payable to related parties                                            --               150,000
      Current maturities of capital lease obligations                                               15,953                24,108
      Accounts payable                                                                             689,348               221,603
      Accrued expenses                                                                             952,314               938,638
      Liability associated with warrants                                                           294,127                    --
      Customer deposits                                                                            770,672               719,476
      Deferred revenue                                                                             592,993               784,600
                                                                                              ------------------------------------
          Total current liabilities                                                              3,315,407             6,073,425
                                                                                              ------------------------------------

Long-term liabilities:
      Notes payable - less current maturities                                                           --             1,600,000
      Capital lease obligations - less current maturities                                            3,353                19,306
                                                                                              ------------------------------------
          Total long-term liabilities                                                                3,353             1,619,306
                                                                                              ------------------------------------

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized;
      1,071 shares issued and outstanding at September 30, 2006                                  5,355,000                    --

Stockholders' deficit:
      Common stock, $0.001 par value, 375,000,000 shares authorized; 1,896,444 and 372,135 shares issued and outstanding at
          September 30, 2006 and September 30, 2005, respectively                                    1,896                   372
      Additional paid in capital                                                                19,418,507            10,426,503
      Deferred compensation                                                                       (336,813)                   --
      Accumulated deficit                                                                      (25,188,397)          (15,540,372)
                                                                                              ------------------------------------
          Total stockholders' deficit                                                           (6,104,807)           (5,113,497)

                                                                                              ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $  2,568,953          $  2,579,234
                                                                                              ====================================

The accompanying notes are an integral part of these consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                          2006                  2005
                                                                    -------------------------------------

Net revenues                                                         $  1,444,435          $  6,901,494

Cost of revenues                                                        1,285,318             6,740,821
Provision for inventory write-down                                        134,297               872,682
                                                                    -------------------------------------

         Gross profit (loss)                                               24,820              (712,009)

Selling and administrative expenses                                     5,029,217             5,373,246
Non-cash operating expenses                                               925,032               881,913
                                                                    -------------------------------------

         Loss from operations                                          (5,929,429)           (6,967,168)
                                                                    -------------------------------------

Other income (expense):
    Investment income, net                                                 56,781               149,203
    Interest expense                                                     (127,480)             (397,466)
    Non-cash interest and other expense                                (3,647,897)           (2,745,154)
                                                                    -------------------------------------
                                                                       (3,718,596)           (2,993,417)
                                                                    -------------------------------------

         Loss before provision (benefit) for income taxes              (9,648,025)           (9,960,585)

Provision (benefit) for income taxes                                           --                    --
                                                                    -------------------------------------

         Net loss                                                    $ (9,648,025)         $ (9,960,585)
                                                                    =====================================

         Series A preferred stock deemed dividend                      (1,311,286)                   --
                                                                    -------------------------------------

         Loss applicable to common shareholders                      $(10,959,311)         $ (9,960,585)
                                                                    =====================================

Net loss per common share applicable to common shareholders:
    Basic and diluted                                                $     (12.61)         $     (27.26)
                                                                    =====================================

Weighted average number of common shares outstanding:
    Basic and diluted                                                     869,245               365,393
                                                                    =====================================


The accompanying notes are an integral part of these consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                                      FOR THE TWELVE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                   2006                 2005
                                                                              -----------------------------------
Cash flows from operating activities:
       Net loss                                                                $(9,648,025)         $(9,960,585)
       Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                           78,952              136,995
            Loss on disposal of property and equipment                                  --                  (83)
            Fixed asset impairment charge                                               --              143,838
            Provision for inventory writedown                                      134,297              872,682
            Non-cash interest and other expense                                  3,445,864            2,493,517
            Non-cash operating expenses                                            925,032              881,913
            Non-cash issuance of common stock                                        9,751                   --
            Amortization of financing costs and other placement fees               202,033              251,637
            Changes in assets and liabilities
                (Increase) decrease in:
                      Accounts receivable                                          (10,367)              33,848
                      Inventory                                                   (213,863)            (213,761)
                      Prepaid expenses                                              86,649               47,688
                      Other assets                                                 (11,216)              (1,390)
                Increase (decrease) in:
                      Accounts payable                                             467,745             (409,478)
                      Accrued expenses                                             188,675              130,334
                      Deferred revenue                                            (191,605)            (128,473)
                      Customer deposits                                             51,196             (295,865)
                                                                              -----------------------------------
                Net cash used in operating activities                           (4,484,882)          (6,017,183)
                                                                              -----------------------------------

Cash flows from investing activities:
       Purchase of short-term investments                                       (2,000,000)                  --
       Proceeds from redemption of short-term investments                        1,500,000
       Purchases of property and equipment                                         (50,010)            (120,261)
                                                                              -----------------------------------
                Net cash used in investing activities                             (550,010)            (120,261)
                                                                              -----------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                 146,000            2,910,500
       Repayment of notes payable                                                 (200,000)            (220,000)
       Restricted cash                                                             187,975             (442,627)
       Proceeds from warrant exercise                                                  200                   10
       Proceeds from disposal of property and equipment                                 --                1,400
       Proceeds from sale of common stock                                               --            2,369,431
       Proceeds from sale of preferred stock, net                                4,843,996                   --
       Payment of financing costs                                                       --             (397,859)
       Repurchase of common shares                                                 (25,000)              (1,500)
       Payments on capital lease obligations                                       (24,108)             (20,667)
                                                                              -----------------------------------
                Net cash provided by financing activities                        4,929,063            4,198,688
                                                                              -----------------------------------

Net decrease in cash and cash equivalents                                         (105,829)          (1,938,756)


Cash and cash equivalents, beginning of period                                     748,586            2,687,342
                                                                              -----------------------------------

Cash and cash equivalents, end of period                                       $   642,757          $   748,586
                                                                              ===================================
                                                                                                       (105,829)

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                  $   217,958          $   368,819
                                                                              ===================================

Supplemental disclosure of noncash investing and financing activities:
       Equipment acquired under capital lease obligation                       $        --          $    20,194
                                                                              ===================================
       Conversion of notes to common stock                                     $ 4,931,000          $ 1,901,520
                                                                              ===================================
       Warrants issued in connection with preferred stock                      $   370,141          $   778,017
                                                                              ===================================
       Non-cash dividends to preferred stockholders arising from
         beneficial conversion feature                                         $ 1,311,286          $        --
                                                                              ===================================
       Warrants issued for services                                            $    48,109          $        --
                                                                              ===================================
       Conversion of preferred stock to common stock                           $   110,000          $        --
                                                                              ===================================
       Forgiveness of accrued liability in exchange for stock grant            $   412,500          $        --
                                                                              ===================================


The accompanying notes are an integral part of these consolidated financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Additional
                                                                                        Common Stock                  Paid in
                                                                                   Shares           Amount            Capital
                                                                                ---------------------------------------------------

Balance, September 30, 2004                                                        259,996       $        260       $  3,302,820

Net Loss                                                                                --                 --                 --

Issuance of common stock in connection with conversion of
  notes and accrued interest                                                        54,330                 54          1,984,265
Sale of common stock, net of cash issuance costs of $270,424                        59,916                 60          2,343,247
Compensation expense for non-employee stock option grants                               --                 --             67,332
Compensation expense for warrant modification                                           --                 --            107,433
Repurchase and retirement of common shares                                         (15,000)               (15)            38,420
Exercise of warrants                                                                   100                 --                 10
Issuance of common stock warrants in connection with notes and financing                --                 --            857,452
Issuance of warrants in exchange for services                                           --                 --          1,180,716
Issuance of common stock in connection with note financing                           1,543                  2             38,569
Issuance of common stock in exchange for services                                   11,250                 11            506,239
                                                                                ---------------------------------------------------

Balance, September 30, 2005                                                        372,135       $        372       $ 10,426,503
                                                                                ---------------------------------------------------

Net Loss                                                                                --                 --                 --

Reduction of compensation expense for non-employee stock option grants                  --                 --            (22,280)
Repurchase and retirement of common shares                                            (625)                (1)                 1
Conversion of notes payable into common stock                                    1,429,990              1,430          8,338,948
Exchange of warrants                                                                    --                 --            206,438
Compensation expense for non-employee stock option grants                               --                 --            518,529
Compensation expense for employee stock option grants                                   --                 --            406,023
Issuance of common stock                                                            37,944                 38            425,347
Conversion of Series A preferred stock                                              55,000                 55            109,945
Accretion of preferred stock to face value                                              --                 --         (1,039,254)
Exercise of warrants                                                                 2,000                  2                198
Issuance of warrants in exchange for services                                           --                 --             48,109

                                                                                ---------------------------------------------------


Balance, September 30, 2006                                                      1,896,444       $      1,896       $ 19,418,507
                                                                                ===================================================

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Total
                                                                             Deferred             Accumulated          Stockholders'
                                                                           Compensation             Deficit              Deficit
                                                                          ---------------------------------------------------------

Balance, September 30, 2004                                                 $         --         $ (5,539,882)        $ (2,236,802)

Net Loss                                                                              --           (9,960,585)        $ (9,960,585)

Issuance of common stock in connection with conversion of
  notes and accrued interest                                                          --                   --         $  1,984,319
Sale of common stock, net of cash issuance costs of $270,424                          --                   --         $  2,343,307
Compensation expense for non-employee stock option grants                             --                   --         $     67,332
Compensation expense for warrant modification                                         --                   --         $    107,433
Repurchase and retirement of common shares                                            --              (39,905)        $     (1,500)
Exercise of warrants                                                                  --                   --         $         10
Issuance of common stock warrants in connection with notes and financing              --                   --         $    857,452
Issuance of warrants in exchange for services                                         --                   --         $  1,180,716
Issuance of common stock in connection with note financing                            --                   --         $     38,571
Issuance of common stock in exchange for services                                     --                   --         $    506,250
                                                                          ---------------------------------------------------------

Balance, September 30, 2005                                                 $         --         $(15,540,372)        $ (5,113,497)
                                                                          ---------------------------------------------------------

Net Loss                                                                              --           (9,648,025)        $ (9,648,025)

Reduction of compensation expense for non-employee stock option grants                --                   --         $    (22,280)
Repurchase and retirement of common shares                                            --                   --         $         --
Conversion of notes payable into common stock                                         --                   --         $  8,340,378
Exchange of warrants                                                                  --                   --         $    206,438
Compensation expense for non-employee stock option grants                             --                   --         $    518,529
Compensation expense for employee stock option grants                           (336,813)                  --         $     69,210
Issuance of common stock                                                              --                   --         $    425,385
Conversion of Series A preferred stock                                                --                   --         $    110,000
Accretion of preferred stock to face value                                            --                   --         $ (1,039,254)
Exercise of warrants                                                                  --                   --         $        200
Issuance of warrants in exchange for services                                         --                   --         $     48,109

                                                                          ---------------------------------------------------------


Balance, September 30, 2006                                                 $   (336,813)        $(25,188,397)        $ (6,104,807)
                                                                          =========================================================

The accompanying notes are an integral part of these consolidated financial statements.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

1.       NATURE OF THE BUSINESS AND GOING CONCERN

         Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. (together, "the Company") primarily provide prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, movie theaters, bowling centers and other venues nationwide.

         The Company's products are offered through two distinct distribution channels including (1) sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users (corporate) and (2) sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains (retail).

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a net working capital deficit and a net stockholders' deficit, that raise substantial doubt about its ability to continue as a going concern.

         On January 21, 2006, the Company closed on an agreement to sell Series A Convertible Preferred Stock, for gross proceeds of $5,465,000, to convert all existing debt into common stock and warrants (subject to certain shareholder ownership limitations), and to exchange existing warrants for new warrants (see Note 6). Subsequent to its fiscal year end, on November 15, 2006, the Company closed on an agreement to sell Series B Convertible Preferred Stock for gross proceeds of $3,000,500. The Company's plan indicates that no additional financing is required to achieve positive cash flow, however should the Company's plans require modification additional financing may be required in the next twelve months.

         There can be no assurance that the Company's operating plans will be successful and if so required that the Company will be successful in obtaining the capital necessary to continue ongoing operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         USE OF ESTIMATES (CONTINUED)
         reporting period. The Company's estimates include the valuation allowance for deferred income taxes, certain revenue related reserves, reserves for excess and obsolete inventories and assumptions used for valuing equity investments. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The Company defers revenue recognition until a ticket is either redeemed or expires. Revenue on unused tickets is recorded following ticket expiration which is generally ten months from date of activation for golf, ski and spa, six months for bowling, and three or six months from date of activation for movie. The life of a non-magnetic strip ski ticket ranges from six to seventeen months, depending upon date of purchase.

         In order to expand its business and accommodate large volume national contracts, the Company has entered into strategic relationships with eFunds/WildCard Systems, Inc. and Discover Network to enhance and maintain its magnetic strip product line. eFunds/WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, customer service (via interactive voice recognition, live agent support, and web site), data tracking and daily reporting. eFunds/WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50, depending on the services provided and new subprogram set-up fees. Discover provides a flexible payment system at the merchant level. Discover is paid a license fee on each ticket number issued and receives redemption fees for each ticket authorized and settled by its payment network. Discover also receives an annual license fee for each product category (i.e., golf, spa, etc.). eFunds/Wildcard and Discover fees amounted to $145,383 and $939,608 for the years ended September 30, 2006 and 2005, respectively, and are recorded as a component of cost of revenues.

         SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

         Revenues from one customer represented approximately 36% of net revenues for the year ended September 30, 2006. Revenues from a different customer for the year ended September 30, 2005 represented 74% of total net revenues.

         Financial instruments that subject the Company to credit risk concentrations consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's cash and cash equivalents and short-term investments are held at financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company's trade receivables result from ticket sales and reflect a broad customer base. The Company generally requires payment up-front, or a deposit on account, prior to shipping product. For those few accounts with terms, the Company routinely assesses the financial strength of its customers and has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. As a consequence, concentrations of credit risk are limited.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments held or used by the Company consist of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, and notes payable. Management believes due to the short term nature that their carrying value approximates fair value for all financial instruments at September 30, 2006 and September 30, 2005.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less to be cash equivalents. Cash and cash equivalents are deposited in various area banks, which at times may exceed federally insured limits.

         SHORT-TERM INVESTMENTS

         The Company maintains various short term investments in certificate of deposits. As of September 30, 2006, the Company had $526,767 in a 9-month certificate of deposit maturing on October 26, 2006.

         RESTRICTED CASH

         The Company had cash of $251,842 and $250,612 in escrow at Discover Bank, at September 30, 2006 and 2005, respectively and $715,785 and $904,990 at 5 Star Bank to fund the maximum redemption amount on all activated magnetic strip tickets, at September 30, 2006 and 2005, respectively. In accordance with the Company's agreement with Discover, the maximum redemption amount on each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed, the redemption and settlement costs are automatically withdrawn from the account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

         ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. The allowance for doubtful accounts at September 30, 2005 was $5,000. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, it was determined that no allowance for doubtful accounts was necessary at September 30, 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at the lower of cost or market. In the year ended September 30, 2005, the Company recorded an $872,682 provision on its inventory given a later than anticipated entry into the holiday retail market and management's decision to redesign its retail packaging to improve its functionality. In the year ended September 30, 2006, the Company recorded a $134,297 provision on its inventory to reduce excess inventories.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

                  Equipment and Software    the lesser of lease term, or useful
                                            life of asset (3 -5 years)

                  Furniture and Fixtures    5 - 10 years

         The Company evaluates long-lived assets such as property and equipment under Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. In accordance with SFAS 144, the Company performed an impairment test on its long-lived assets and estimated the market value of its equipment, software and furniture and recorded a non-cash charge of approximately $144,000 in the year ended September 30, 2005 to write-down its assets to estimated fair value. No impairment charge was recorded in the year ended September 30, 2006.

         OTHER ASSETS

         Included in other assets at September, 30, 2006 are deposits, deferred financing costs and other deferred costs associated with fulfillment of tickets.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         INCOME TAXES (CONTINUED)

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         REVERSE STOCK SPLIT

         The Company effected a 100-for-one reverse stock split for its common shares on April 7, 2006. All share and per share amounts presented herein give effect to the reverse stock split.

         EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is computed by dividing income
         (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

         STOCK-BASED COMPENSATION
         ------------------------

         In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS NO.123) (as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE), the Company has elected to account for stock-based compensation under the intrinsic value method with disclosure of the effects of fair value accounting on net income and earnings per common share on a pro forma basis. The Company's stock-based compensation plan is described more fully in Note
         13. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations (APB 25).

         The assumptions used for options granted or valued are as follows:

                                                         2006             2005
                                                         ----             ----
                  Risk-free interest rate        3.18 - 4.69%     3.94 - 4.17%
                  Expected lives                     5 years          5 years
                  Expected volatility                     50%              50%
                  Dividend yield                           0%               0%
                  Weighted-average
                    fair value of grants                $1.76           $19.36

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost been recorded in accordance with SFAS 123, the Company's net loss and net loss per common share based upon the fair value at the grant date for stock options awarded in the years ended September 30, 2006 and 2005 would have increased the pro-forma net loss as indicated below.

                                                                                    For the Years Ended September 30,
                                                                                       2006                    2005
                                                                                       ----                   -----
         Loss applicable to common shareholders, as reported                    $   (10,959,311)      $     (9,960,585)
         Add: employee stock compensation
                  included in net loss                                                   69,210                     --
         Deduct: employee stock compensation expense,
                 determined under fair value method for all awards                     (334,340)              (179,849)
                                                                                ---------------       ----------------
         Pro forma loss applicable to common shareholders                       $   (11,224,441)      $    (10,140,434)
                                                                                ===============       ================
         Loss per common share (basic and diluted)                              $        (12.61)      $         (27.26)
                                                                                ===============       ================
         Pro forma net loss per common share (basic and diluted)                $        (12.91)      $         (27.75)
                                                                                ===============       ================

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

         Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include modified retrospective and modified prospective adoption methods. Under the modified retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

         The modified prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

         The provisions of the statement are effective for Small Business Filers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company will implement SFAS 123R in the first quarter of 2007 and intends to use the modified prospective method. The pro forma presentation included in "Stock-based Compensation" above approximates what the impact of SFAS 123R would have been on the 2006 and 2005 results presented. Based upon unvested, outstanding options at September 30, 2006, the Company estimates it will record approximately $400,000 in 2007 as compensation expense.

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

         ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was $126,167 and $291,680 for the years ended September 30, 2006 and 2005, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2005, the FASB issued Statement No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS No. 154"). This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

         In July 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, MATERIALITY, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

         RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current year presentation.

3.       PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2006 and 2005 consisted of the following:

                                                           September 30,
                                                      2006              2005
                                                  ------------------------------
         Computer equipment and software          $    382,054      $    337,345
         Furniture and fixtures                         56,849            51,548
                                                  ------------      ------------
                                                       438,903           388,893
         Less - accumulated depreciation               285,207           206,255
                                                  ------------      ------------
         Property and equipment, net              $    153,696      $    182,638
                                                  ============      ============

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

3.       PROPERTY AND EQUIPMENT (CONTINUED)

         Depreciation expense for the years ended September 30, 2006 and 2005 was $78,952 and $136,995, respectively.

4.       NOTES PAYABLE TO RELATED PARTIES

         On April 7, 2006, the Company effected a Financial Restructuring whereby all of their outstanding notes payable were exchanged for a combination of common stock and warrants. Refer to Notes 6 and 7 for a complete discussion.

         Notes payable to related parties including certain officers, members of the Board of Directors and an employee of the Company are conducted at arms-length with terms consistent with prevailing third party terms. Notes payable to related parties consisted of the following at September 30, 2006 and 2005:

                                                         September 30,
                                                    2006              2005
                                                 -----------       ----------

         Notes payable (7% Convertible
         Notes), face value of $100,000
         at September 30, 2005. Interest
         payable quarterly at 7%,
         outstanding principal and
         accrued interest payable on
         demand. The notes were
         originally convertible at
         $43.00 per common share, at the
         holders request between July
         15, 2004 and July 15, 2006.             $        --       $  100,000

         Notes payable (12% Notes), face
         value of $50,000 at September
         30, 2005. Interest payable
         quarterly at 12%, outstanding
         principal and accrued interest
         payable on demand.                               --           50,000
                                                 -----------       ----------
                                                          --          150,000
         Less - current maturities                        --          150,000
                                                 -----------       ----------

         Notes payable to related
         parties - less current
         maturities                              $        --       $       --
                                                 ===========       ==========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       NOTES PAYABLE

         On April 7, 2006, the Company effected a Financial Restructuring whereby all of their outstanding notes payable were exchanged for a combination of common stock and warrants. Refer to Notes 6 and 7 for a complete discussion.

         Notes payable at September 30, 2006 and 2005 consisted of the following:

                                                         September 30,
                                                    2006              2005
                                                 -----------       ----------

         Notes payable (7% Notes), face
         value of $300,000 at September
         30, 2005. Interest payable
         quarterly at 7%, outstanding
         principal and accrued interest
         which was originally due at
         maturity, November 30, 2005.            $        --       $   300,000

         Notes payable (15% Notes), face
         value of $1,250,000 at
         September 30, 2005. Interest
         payable quarterly at 15%,
         outstanding principal and
         accrued interest originally due
         at maturity, November 30, 2005.                  --         1,250,000

         Notes payable (12% Notes), face
         value of $125,000 at and
         September 30, 2005. Interest
         payable quarterly at 12%,
         outstanding principal and
         accrued interest due at
         maturity, through December 31,
         2005.                                            --           125,000

         Notes payable ($350K Notes),
         face value of $250,000 at
         September 30, 2005. Interest
         payable semi-annually at 7%,
         outstanding principal and
         accrued interest originally due
         at maturity, November 30, 2005.                  --           250,000

         Notes payable (5% Convertible
         Notes), face value of
         $1,600,000 at September 30,
         2005. Interest payable is at
         5%, outstanding principal and
         accrued interest which is due
         at maturity, February 11, 2008.
         The notes were convertible at
         $40.00 per common share.                         --         1,600,000

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       NOTES PAYABLE (CONTINUED)

                                                         September 30,
                                                    2006              2005
                                                 -----------       ----------

         Notes payable (12% Convertible
         Notes), issued in July 2005,
         face value of $1,310,000 at
         September 30, 2005. Interest
         payable is at 12%, outstanding
         principal and accrued interest
         which was originally due at
         maturity, September 19, 2005.
         The notes were originally
         convertible at $12.50 per
         common share.                           $        --       $1,310,000

                                                 -----------       ----------
                                                          --        4,835,000
         Less - current maturities                        --        3,235,000
                                                 -----------       ----------

         Notes payable - less current
         maturities                              $        --       $1,600,000
                                                 ===========       ==========


         In October 2004, the holders of $125,000 of 7% Convertible Notes to related parties converted to 3,571 shares at $35.00 per common share. The original conversion price was $43.00 per common share. Accordingly, the Company recorded a charge of $23,256 during the year ended September 30, 2005 for the difference between the fair value of the securities issuable upon the revised conversion terms and the fair value of the securities issuable upon the original terms at the date of conversion. The remaining $100,000 was initially converted to a demand note, which was ultimately converted into common stock and warrants in connection with the Financial Restructuring described in Notes 6 and 7.

         In June 2004, the Company offered the holders of the 7% Notes the option to add a conversion feature to their notes in order to extend the maturity date of the notes to October 1, 2005. In October 2004, holders of $230,000 ($20,000 related party) converted their notes to 6,571 shares at $35.00 per common share. Although these notes were not originally convertible, there was no difference between the fair value of the securities issued upon conversion and the carrying value of the debt. Thus, the Company did not record a charge upon conversion. Also during fiscal 2005, the Company repaid $70,000 of these notes, $50,000 of which was to a related party.

         In consideration for extending the maturity date to November 30, 2005 (see Note 6) on the remaining $300,000 7% Notes to unrelated parties, the Company granted additional 5-year warrants to purchase 8,571 common shares at $35.00 per common share. All of the holders of the remaining $300,000 notes to unrelated parties accepted the terms of the extension. The fair value of the warrants was valued at $210,870 using the Black-Scholes Model and charged to non-cash interest and other expense during the year ended September 30, 2005.

         In October, 2004, the holders of $285,000 of the 15% Notes to unrelated parties converted to common stock of the Company at $35.00 per common share. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $24,606 for the difference between the fair value of the securities issued upon conversion and the carrying

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       NOTES PAYABLE (CONTINUED)

         value of the debt upon conversion. In January 2005, the holders of the remaining $1,250,000 of 15% Notes to unrelated parties agreed to extend maturities of these notes to November 30, 2005 and eliminate the requirements to prepay the 15% Notes out of proceeds from equity financing. In return, the Company agreed to grant five-year warrants to purchase 26,042 shares at $48.00 per common share, subject to anti-dilution provisions, and agreed to eliminate any right to repurchase or cancel the original 35,714 warrants exercisable at $35.00 per common share, issued in May 2004. The warrants were valued at $537,003 using the Black-Scholes model and were charged to non-cash interest and other expense during the year ended September 30, 2005. The Company was required to file a registration statement on February 11, 2005 to register the new warrants, the original warrants and the potential conversion of the revised notes (a total of 97,500 shares). As of December 31, 2005, the Company had registered the shares underlying the warrants but had not registered the shares underlying potential conversion of the note, and accordingly had accrued the applicable penalty. As consideration for this penalty, the Company agreed to issue 33,000 shares of common stock (or common stock equivalents) subject to share ownership limitations (see Note 6).

         In October 2004, the Company repaid $100,000 of the $350K Notes and offered the remaining $250,000 unrelated party note holders new 5-year warrants to purchase 7,143 shares of common stock at $35.00 per common share in exchange for extending the maturity date of the notes to November 30, 2005 (see Note 6). The fair value of the warrants was valued at $175,725 using the Black-Scholes Model and charged to non-cash interest and other expense during the year ended September 30, 2005.

         Two 12% Note holders converted their notes, aggregating $80,000, to 2,286 shares at $35.00 per share in October 2004 and another converted $125,000 in notes to 3,571 shares in December 2004. As these notes were not originally convertible, the Company recorded a charge to non-cash interest and other expense of $36,424 for the difference between the fair value of the securities issued upon conversion and the carrying value of the debt upon conversion. The holder of $100,000 of 12% Notes to related parties was converted to a demand note; $50,000 was repaid on March 31, 2005 and $50,000 remains outstanding at September 30, 2005 (see Note 6). The holder of the remaining $125,000 of 12% Notes to unrelated parties agreed to extend this note to December 31, 2005 (see
         Note 6).

         In February 2005, the Company closed on a $1.6 million, 5% Convertible Note, with principal and interest due at maturity, February 2008 (see
         Note 6). Principal and interest may be converted at any time at the option of the holder to common stock at $40.00 per common share (see
         Note 6). The Company paid $188,000 in fees related to this debt financing which is being recorded to interest expense over the life of the note. For the year ended September 30, 2005, approximately $42,000 of this deferred financing cost has been expensed. For the year ended September 30, 2006, approximately $146,000 of this deferred financing cost has been expensed to non-cash interest and other expense.

         In December 2005, the Company raised $146,000 through the issuance of 12% Convertible Bridge Notes. These notes were convertible into common stock at $12.50 per common share and were to mature on March 31, 2006 (see Note 6). The notes were accompanied by warrants to

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

5.       NOTES PAYABLE (CONTINUED)

         purchase 5,840 shares at $12.50 per common share. The warrants were to expire in December 2007 (see Note 6). The fair value of these warrants was nominal therefore the Company did not allocate any value to the warrants.

         As of September 30, 2005, the Company was in default on the 12% Convertible Notes. During the year ended September 30, 2006, the Company repaid $200,000 plus a portion of the accrued interest. The holders of $810,000 in notes have agreed to extend the maturity of their notes and to convert principal and interest into the next equity round of financing which closed in January 2006 (see Note 6). To defer demand on $300,000 of these notes, the Company issued additional warrants to purchase 67,000 common shares at an exercise price of $12.50 per common share. The fair value of the warrants was nominal. These warrants were to expire in December 2007 (see Note 6).

6.       PREFERRED STOCK OFFERING

         During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company sold 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000 (net proceeds of $4,843,996). For each share of Series A Preferred Stock purchased investors received five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

6.       PREFERRED STOCK OFFERING (CONTINUED)

         The Series A Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series A Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

         The Company prepared and filed with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants.

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

         In accordance with EITF 00-19, the initial fair value of the warrants of $370,141 was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as non-cash interest and other expense. In accordance with the provisions of EITF Topic No. D-98, obtaining a declaration of a registration statement's effectiveness and maintaining such effectiveness is not solely in the control of the Company. Thus, the Series A Preferred Stock is classified as temporary equity.

         In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders on the accompanying Consolidated Statement of Operations.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

6.       PREFERRED STOCK OFFERING (CONTINUED)

         As a condition to the Investors agreeing to the terms of the Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company's outstanding debt (the "Outstanding Debt") as of January 13, 2006 shall be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 1,232,750 shares of Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 197,240 shares of Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of Common Stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the "Warrantholders") of the Company's outstanding warrants (the "Original Warrants") as of January 13, 2006 shall receive amended and restated warrants (the "Restated Warrants") whereby the Warrantholders will have the right to purchase approximately 172,173 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Financial Restructuring"). As a result of the Financial Restructuring, the Company issued an aggregate of 1,429,990 shares of its Common Stock and warrants to purchase 308,188 shares of its Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 172,173 shares of Common Stock in satisfaction of restating of the Original Warrants. As of January 13, 2006, the Company had obtained the consent of all debt and warrant holders as to the terms of the Financial Restructuring.

         As of January 13, 2006, the Company did not currently have a sufficient number of authorized shares of Common Stock available to issue the shares of Common Stock that the Company is required to issue pursuant to the terms of the Financial Restructuring or the Offering. The Company filed its Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock. The Company is authorized to issue to 375,000,000 (the "Amendment") and effect a 1-for-100 reverse split of the Common Stock (the "Reverse Split") as of April 7, 2006. The Reverse Split was approved on February 22, 2006 by written consent of stockholders representing a majority of the Company's common shareholders (including shares of common stock issuable upon conversion of certain shares of the Company's Series A preferred stock). The par value of the Common Stock was not affected by the Reverse Split. As a result of the reverse stock split, each one-hundred outstanding shares of common stock automatically converted into one share of Common Stock, with cash being paid in lieu of fractional shares. All per share amounts and outstanding shares, including all Common Stock equivalents (stock options and warrants), have been effected for all periods presented to reflect the Reverse Split.

         The Reverse Split and increased number of authorized shares allow the Company to complete the recapitalization described above. Upon the April 7, 2006 effective date, the Company executed the steps necessary to complete the Financial Restructuring.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

7.       FINANCIAL RESTRUCTURING

         Upon the effectiveness of the Amendment, the Company began execution of the Restructuring. The $4,206,000 in originally convertible notes was to be converted under revised conversion terms. The Company recorded a $3,447,761 charge to non-cash interest and other expense in the year ended September 30, 2006, representing the difference between the fair value of the securities issued as compared to the fair value of securities under the original conversion terms (which ranged from $12.50 to $43 per common share). The fair value of the securities issued in connection with the remaining $725,000 notes (not originally convertible) as compared to the carrying value of the notes on the date of conversion, resulted in a $38,383 reduction to non-cash interest and other expense in the year ended September 30, 2006. The fair value of the Original Warrants immediately before they were modified as compared to the fair value of the Restated Warrants, resulted in a $206,438 charge to non-cash interest and other expense in the year ended September 30, 2006. The fair value of the warrants was calculated using the Black Scholes model and assuming a risk-free interest rate of 4.92% and volatility of 50%. In total, non-cash charges related to the Financial Restructuring were $3,615,816.

8.       OTHER AGREEMENTS

         ADVISORY AGREEMENT

         During the year ended September 30, 2005, the Company terminated their Advisory Agreement with an unrelated third party (Advisory Agreement). The Company sold to the third party for $0.10 per common share, or $1,125, a total of 11,250 shares; issued additional five year warrants to purchase up to 11,250 shares of common stock at $48.00 per common share, subject to anti-dilution provisions; registered all of these shares by February 12, 2005; and paid the third party a fee of $125,000 in consideration of terminating the Advisory Agreement which was expensed as a component of selling and administrative expenses during the year ended September 30, 2005. The fair value of the non-cash consideration, or approximately $736,000, was expensed as a component of non-cash operating expenses during the year ended September 30, 2005.

         PGA AGREEMENT

         On July 17, 2006, the Company entered into a binding letter of intent with PGA TOUR, Inc. regarding the exclusive use, subject to certain approval rights, of the PGA TOUR brand and/or logo throughout the United States in connection with the development, marketing and sale of prepaid golf experience ticket products. The Company is required to remit to the PGA TOUR certain minimum guaranteed license fees, which are recoupable against actual earned royalties, and non-refundable equity consideration. The Company is responsible for (i) development, marketing, distribution, fulfillment and sale of the Licensed Products, and (ii) manufacturing, distribution, operations, customer service and venue management. The agreement runs through July 31, 2011, unless terminated pursuant to the agreement. The Company recorded approximately $139,000 as a component of cost of revenues during the year ended September 30, 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

8.       OTHER AGREEMENTS (CONTINUED)

         INVESTOR RELATION FIRM AGREEMENT

         In consideration for certain investor relations and public relations services provided to the Company pursuant to a consulting agreement, during the year ended September 30, 2006 the Company issued to an investor relations firm 75,000 shares of common stock, which were valued at an aggregate of $150,000. In addition, the Company granted the investor relation firm stock options to purchase an additional 100,000 shares of our common stock, at an exercise price of $2.00 per share. At the date of issuance, the fair value of the options of $75,490 was calculated using the Black-Scholes option pricing model. The value allocated to the options were amortized to non-cash operating expense over the term of the agreement. The options vested automatically upon their grant, and expire on November 1, 2011, unless otherwise terminated in accordance with the agreement.

         SETTLEMENT AGREEMENT

         In December 2006, the Company entered into an agreement with certain parties who had alleged that the Company breached certain contractual obligations. The Company has expensed payments in the amount of $175,000 pursuant to this agreement as of the balance sheet date.

9.       WARRANTS

         On April 7, 2006, the Company affected a Financial Restructuring whereby all outstanding warrants were exchanged for new warrants. Refer to Notes 6 and 7 for a complete discussion.

         In connection with the 7% Notes and the 7% Convertible Notes described above, the Company issued detachable warrants allowing for the purchase of 8,250 shares of the Company's common stock at an exercise price of $0.10. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the subordinated debt agreement were allocated to the debt and the warrants based on their relative fair values. The value of the warrants of $146,566 created original issue discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized as of September 30, 2005. The Company recorded charges to non-cash interest and other expense of $41,769 for the year ended September 30, 2005. These warrants were exercised during fiscal 2004. In addition, the holders of 7% Convertible Notes, were issued detachable warrants allowing for the purchase of 1,089 additional shares of the Company's common stock at an exercise price of $21.00 per common share. These warrants were to expire on November 13, 2008 (see
         Note 6). The amount of proceeds received allocated to the warrant based on the fair value of the warrants on the date of issue was nominal.

         In connection with the $350K Notes described above, the Company issued detachable warrants allowing for the purchase of 3,500 shares of the Company's common stock at $10.00 per common share, subject to anti-dilution provisions. The warrants were to expire in February 2009 (see Note 6). The warrants were subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants of $35,853 was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

9.       WARRANTS (CONTINUED)

         their relative fair values. The value allocated to the warrants created original issue discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. The discount was fully amortized through charges to non-cash interest and other expense of $23,657 during the year ended September 30, 2005.

         In connection with the 15% Notes described above, the Company issued detachable warrants granting the lender the right to purchase 43,857 shares of common stock at $35.00 per common share. The warrants were to expire in June 2009 (see Note 6). The warrants were subject to contingent repurchase rights held by the Company. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value attributed to the warrants of approximately $359,500 created original issuance discounts in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Additionally, in connection with the issuance, the Company paid a fee to an unrelated party of $114,000, issued warrants to a different unrelated party, granting the holder the right to purchase 5,000 shares of common stock at $15.00 per common share, and granted 1,543 shares of stock to other unrelated parties. At the date the financing was consummated, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The total consideration was approximately $255,000 of which approximately $81,000 was expensed to non-cash operating expense during the year ended September 30, 2005 and approximately $174,000 was amortized over the (one year) life of the note. During the year ended September 30, 2005, $102,000 was amortized and included as non-cash operating expense. As of September 30, 2005 the entire amount had been amortized to expense.

         In exchange for services performed by the underwriter in connection with the December 2004 stock offering, the Company issued warrants allowing for the purchase of 4,576 shares of the Company's common stock at $49.50 per common share. At the date of grant, the warrants were valued at approximately $92,200 using the Black-Scholes option pricing model. The warrants were to expire in December 2009 (see Note 6).

         In exchange for services performed by the underwriters in connection with the February 2005 $1.6 million debt and $0.5 million equity raise, the Company issued warrants allowing for the purchase of 5,250 shares of the Company's common stock at $44.00. The warrants were to expire in February 2010. The warrants were valued at $94,185 using the Black-Scholes model. Approximately $72,000 of the value was associated with the debt and was included in deferred costs which was being amortized over the life of the debt, or 36 months. Upon conversion of this debt, the remaining deferred costs were expensed. For the years ending September 30, 2006 and 2005, $56,053 and $15,947, respectively was amortized to non-cash interest and other expense.

         In exchange for business development services provided, the Company issued warrants to an unrelated party allowing for the purchase of 20,000 shares of the Company's common stock at $55.00 per common share. The warrants were to expire in March 2006 (Note 6). The warrants were valued at $79,435 using the Black-Scholes model and were recorded as non-cash interest and other expense during the year ended September 30, 2005.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

9.       WARRANTS (CONTINUED)

         In exchange for consulting services provided, the Company issued warrants to unrelated parties allowing for the purchase of 2,100 shares of the Company's common stock at $0.10 per common share. The warrants were to expire in May 2010. The warrants were valued at $26,065 using the Black-Scholes model and were recorded as non-cash interest and other expense during the year ended September 30, 2005. In June 2005, 100 of these warrants were exercised. The remaining four warrant holders exercised their warrants for 2,000 common shares at $0.10 per common share during the year ended September 30, 2006.

         During the year ended September 30, 2005, the Company repurchased and retired 15,000 shares of common stock from an unrelated third party. In exchange, the Company issued a warrant for the purchase of 7,500 shares of common stock exercisable at $15.00 per common share. The warrants were to expire in May 2010. The warrants were valued at approximately $39,900 using the Black-Scholes model and were recorded as a charge to retained earnings during the year ended September 30, 2005.

         In connection with the 12% Convertible Bridge Notes issued in July 2005 described above, the Company issued detachable warrants allowing for the purchase of 104,800 shares of the Company's common stock at an exercise price of $12.50 per common share. The warrants were to expire in July 2007. The warrants were valued at approximately $305,906 using the Black-Scholes model. The proceeds were allocated to the debt and the warrants based on their relative fair values. The value of the warrants created original issuance discount in the related notes payable which was amortized to non-cash interest and other expense over the life of the respective debt instrument. Therefore, in accordance with EITF Issue No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION FEATURES, and EITF Issue No. 00-27, APPLICATION OF ISSUE 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS, the Company recorded a beneficial conversion feature in the form of an additional discount to the notes payable. This discount was amortized as additional non-cash interest expense over the life of the notes. The amortized discount related to the beneficial conversion feature resulted in additional non-cash interest expense of $305,906 during the year ended September 30, 2005.

         In connection with the preferred stock offering discussed in Note 6, the Company issued detachable warrants allowing for the purchase of 683,125 shares of the Company's common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." See Note 6. Subsequent changes in the fair value of the warrants are reflected in the Consolidated Statement of Operations. The value of the warrants at September 30, 2006 was calculated at $294,127 and the resulting $76,014 reduction in value was recorded against non-cash interest and other expense.

         On July 19, 2006, the Company entered into an agreement finalizing its relationship with a financial consultant who originally assisted the Company in securing financing opportunities. In consideration for its services, the Company made a payment of $100,000 and issued a warrant for

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

9.       WARRANTS (CONTINUED)

         the purchase of 175,000 shares of common stock, at an exercise price of $4.00 per share. The warrant will expire in July 2011. The warrants were valued at $48,109 using the Black-Scholes model.

         Warrants granted during the years ended September 30, 2006 and 2005 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows.

                                                                         For The Years Ended September 30,
                                                                           2006                    2005
                                                                           ----                    ----
                  Risk-free interest rates                             4.31 - 5.10%              2.96-4.03%
                  Expected lives                                       2 - 5 years               1 - 5 years
                  Expected volatility                                  50%                       50%
                  Dividend yield                                       0%                        0%
                  Weighted-average fair value of grants                $0.72                     $9.76

         The following is a summary of warrants outstanding as of September 30, 2006.

               NUMBER            ISSUE DATE         ISSUED IN CONNECTION WITH       EXERCISE PRICE     EXPIRATION DATE
               ------            ----------         -------------------------       --------------     ---------------
              480,362           January 2006        Restructuring (see Note 15)         $ 4.00           January 2011
              683,125           January 2006        Preferred stock offering            $ 4.00           January 2011
              175,000           July 2006           Preferred stock offering            $ 4.00           July 2011
              -------
            1,338,487
            =========

10.      INCOME TAXES

         The Company's effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) as set forth below:

                                                                              September 30,         September 30,
                                                                                   2006                 2005
                                                                             --------------        -------------
              Federal income tax benefit computed
                 at the statutory rate                                       $  (3,280,329)          $(3,386,599)
              State income tax benefit, net of
                 federal benefit                                                  (578,882)             (597,635)
              Restructuring charges                                              1,372,957                    --
              Other                                                                (37,244)              (75,124)
              Change in valuation allowance                                      2,523,498             4,059,358
                                                                             -------------         -------------
              Income tax provision (benefit)                                 $          --         $          --
                                                                             =============         =============

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

10.      INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at September 30, 2006 and 2005 are as follows:

                                                                                  2006                  2005
                                                                             -------------         -------------
              Deferred tax assets:
                 Deferred revenue                                            $      79,477         $      93,450
                 Net operating loss carryforwards                                7,454,318             4,980,035
                 Inventory reserve and accrued expenses                            113,498               472,106
                 Non-cash interest and other expenses                              988,586               609,913
                 Depreciation and amortization                                     138,211                95,088
                                                                              ------------         -------------
                 Total deferred tax assets                                       8,774,090            6,250,592
                 Less - valuation allowance                                    (8,774,090)           (6,250,592)
                                                                             -------------          ------------
                 Net deferred tax asset                                      $          --         $          --
                                                                             =============         =============

         For tax return purposes, the Company had approximately $18,512,200 federal and $18,363,000 state net operating loss carryforwards as of September 30, 2006, which expire in the years 2010 through 2026 and 2007 through 2011, respectively. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the transactions described in Notes 1, 6 and 7 and subsequent equity transactions, it is likely that the Company has triggered significant limitations on the utilization of net operating loss carryforwards. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company's net operating loss carryforwards will be significantly restricted or eliminated. The Company is currently estimating the impact of such transactions on their net operating loss carryforwards.

         The Company recorded a valuation allowance against deferred tax assets as it is more likely than not that they will not be realized.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

11.      CAPITAL LEASE OBLIGATIONS

         The Company has entered into three lease arrangements (2003 Lease, 2004 Lease, 2005 Lease) with an unrelated third-party for computer equipment. The Company accounts for the leases as capital leases over a 3-year term with payments through May 2006, May 2007, and January 2008, respectively. The leases are payable in monthly installments ranging from $695 to $1,031 including interest at rates from 14.5% to 16.8%. The leases are collateralized by certain hardware and software and are personally guaranteed by the President of the Company. As of September 30, 2006 and 2005, the amount of assets acquired under the lease totaled $75,389, and $75,389, respectively. Accumulated amortization related to these assets total $46,431 and $33,017 at September 30, 2006 and 2005, respectively. Amortization expense was $13,414 and $16,862 for the year ended September 30, 2006 and 2005, respectively. Amortization of assets held under capital leases is included in depreciation expense.

         Future minimum lease payments for the years ending September 30, are as follows:

                  2007                                           $     17,612
                  2008                                                  3,467
                                                                 -------------
                  Net minimum lease payments under leases              21,079
                  Less - amount representing interest                   1,773
                                                                 ------------

                  Present value of net minimum lease payments    $     19,306
                                                                 ============


12.      LEASE COMMITMENT

         The Company leased office space from an unrelated party under an operating lease expiring on September 30, 2005. The Company entered into another operating lease for additional office space in September 2004 expiring on May 31, 2010. Total rent expense for these leases was approximately $129,000 and $139,000 for the years ended September 30, 2006 and 2005, respectively.

         Future minimum lease payments for the years ending September 30, are as follows:

                  2007                                    $    131,266
                  2008                                         131,266
                  2009                                         131,266
                  2010                                          87,511
                                                          ------------
                                                          $    481,309
                                                          ============

13.      STOCK COMPENSATION AND OPTION PLAN

         On November 13, 2003, the Company's Board of Directors approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options (incentive and nonstatutory) to purchase the Company's common stock. The Plan is administered by the

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

13.      STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

         Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards.

         Under the Plan, the options generally vest ratably over periods ranging from 36 to 48 months (or automatically upon a change in control, as defined). In fiscal 2005, the Board of Directors approved and the shareholders ratified an amendment to increase the number of options that may be granted by the Company under the Plan from 100,000 to 126,000. During the year ended September 30, 2005, 12,300 options were granted, of which 11,300 were to employees and directors. In February 2006, the Board of Directors approved (and shareholders subsequently ratified) an increase in the number of options that may be granted by the Company under the Plan from 126,000 to 750,000. During the year ended September 30, 2006, 424,544 options were granted to employees and directors.

         The options granted to employees and directors in the year ended September 30, 2006 had an exercise price that is less than the market price of the Company's stock at date of grant. The Company has elected to account for stock options granted to employees and directors under the provisions of APB 25, using the intrinsic value method. Accordingly, the Company recorded $406,023 as deferred compensation, which will be expensed over the vesting period of the options (generally 3 to 4 years). For the year ended September 30, 2006, $69,210 was amortized to non-cash operating expenses.

         On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35.00, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was calculated as $331,937. The Company remeasured the fair value of the unearned options and recorded $40,800 as expense for the year ended September 30, 2005. The Company remeasured the fair value of the unearned options at September 30, 2006 resulting in an approximately $22,280 reduction to non cash operating expenses for the year ended September 30, 2006.

         In April 2005, the Company issued 1,000 options to a non-employee in exchange for services rendered. The Company recorded a charge of approximately $26,000 to non-cash interest and other expense for the fair value of the option grant in the year ended September 30, 2005.

         In the year ended September 30, 2006, 233,500 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $2.00, have a 10 year term and vested immediately. The Company measured the fair value of the option grants using the Black Scholes option pricing model using a risk-free interest rates of 4.64% and volatility of 50%, the fair value of the grants of $518,529 was charged to non-cash operating expense in the year ended September 30, 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

13.      STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

         Following is a summary of the activity for the Company's stock options for the two years ended September 30, 2006 and 2005.

                                                                                                         Weighted
                                                                                                          Average
                                                           Number of                                     Exercise
                                                             Shares                 Price Range            Price
         ------------------------------------------------------------------------------------------------------------

         Outstanding at September 30, 2004                       78,420   $       35.00 -  $      50.00  $   38.26
               Granted                                           12,300   $       40.00 -  $      40.00  $   40.00
               Forfeited/cancelled                               13,950   $       35.00 -  $      50.00  $   36.58
               Exercised                                              0   $        0.00 -  $       0.00  $    0.00
                                                         ------------------------------------------------------------
         Outstanding at September 30, 2005                       76,770   $       35.00 -  $      50.00  $   38.83
                                                         ------------------------------------------------------------
               Granted                                          658,044   $        1.35 -  $       2.00  $    1.98
               Forfeited/cancelled                               (4,650)  $       35.00 -  $      50.00  $   39.52
               Exercised                                              0   $        0.00 -  $       0.00  $    0.00
                                                         ------------------------------------------------------------
         Outstanding at September 30, 2006                      730,164   $        1.35 -  $      50.00  $    5.62
                                                         ============================================================
         Exercisable at September 30, 2006                      273,093   $        2.00 -  $      50.00  $    7.27
                                                         ============================================================
         Exercisable at September 30, 2005                       19,650   $       35.00 -  $      50.00  $   38.29
                                                         ============================================================

         The Company had 19,836 and 49,230 shares available for grant at September 30, 2006 and 2005, respectively.


14.      LOSS PER COMMON SHARE

         Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 30, 2006 and 2005, potentially dilutive shares, representing an aggregate of 4,746,151 and 497,402 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

14.      LOSS PER COMMON SHARE (CONTINUED)

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                                          Year Ended
                                               September 30,       September 30,
                                                   2006                2005

         Loss applicable to common
         shareholders                         $(10,959,311)         $(9,960,585)
                                              ============          ===========
         Weighted-average common
           shares and equivalents
           outstanding - basic and
           diluted                                 869,245              365,393
                                              ============          ===========
         Basic and diluted net loss
           per common share                   $     (12.61)         $    (27.26)
                                              ============          ===========
         Number of shares underlying
           warrants excluded in
           calculation of diluted
           earnings per common share
           due to anti-dilutive
           effects                               1,338,487              273,506
                                              ============          ===========

         Number of shares underlying
           Series A convertible
           preferred excluded in
           calculation of diluted
           earnings per common
           share due to anti-dilutive
           effects                               2,677,500                   --
                                              ============          ===========
         Number of shares underlying
           convertible debt excluded
           in calculation of diluted
           earnings per common share
           due to anti-dilutive
           effects                                      --              147,126
                                              ============          ===========
         Number of shares underlying
           options excluded in
           calculation of diluted
           earnings per common share
           due to anti-dilutive
           effects                                 730,164               76,770
                                              ============          ===========
--------------------------------------------------------------------------------


15.      RETIREMENT PLAN

         The Company adopted a 401(K) plan covering substantially all employees beginning in March 2006. The plan allows participants to elect to defer up to 90% of their compensation to a maximum of the amount legally allowed. The Company matches 50% of participant deferrals, up to 3% of their salary. The employer's contribution for the year ended September 30, 2006 was $18,687.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

16.      SUBSEQUENT EVENT

         On November 15, 2006, the Company amended its articles of incorporation to designate 2,692,308 shares out of the total authorized number of 25,000,000 shares of its preferred stock, as Series B Convertible Preferred Stock and closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund, LTD, MicroCapital Fund LP, Crescent International, LTD and Allen Lowy (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 2,308,077 shares of its Series B Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock"), and warrants ("Warrants") to purchase up to 346,212 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company offered the Series B Preferred Stock for a per share purchase price of $1.30, for aggregate gross proceeds of $3,000,500. For each share of Series B Preferred Stock purchased investors will receive five year warrants to purchase 0.15 shares of Common Stock with an exercise price of $2.60 per share. The Series B Preferred Stock have the same liquidation preference rights to the Series A Preferred Stock. The Company remitted $184,040 and issued 106,177 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event.

         The Company has the right to call the Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Warrants initially issued or (ii) the number of remaining Warrants held by the holders thereof.

         The stated value of the Series B Preferred Stock is $1.30 (the "Stated Value"). Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series B Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Stated Value plus any accrued and unpaid dividends (the "Liquidation Preference"). The Series B Preferred Stock have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series B Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

--------------------------------------------------------------------------------

16.      SUBSEQUENT EVENT (CONTINUED)

         The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed with respect to the reegistrable securities.

         The terms of the Company's then outstanding Common Stock warrants and Series A Convertible Preferred Stock require an adjustment to the then-existing strike price and conversion price, respectively should the Company issue or sell (subject to certain exclusions) or deemed to have issued or sold (subject to certain exclusion) any additional shares of common stock or securities convertible into common stock for no consideration or for a consideration per share less than the strike/conversion price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike/conversion price of the applicable security shall be reduced, as of the close of business on the effective date of such issuance, to the lowest price per share at which any share of common stock, or security convertible into common stock, was issued or sold or deemed to be issued or sold, provided that in no event that the warrant price after giving effect to such event is greater than the strike/conversion price in effect prior to such event. The sale of the Series B Convertible Preferred Stock at $1.30 per share triggered their anti-dilution provisions in accordance with the following table:

                                      Common Shares            Conversion Price/
         Equity Instrument            Underlying Instrument    Strike Price
         -----------------            ---------------------    -----------------
         Series A Preferred Stock
             Initial                        2,677,500              $2.00
             After Series B offering        4,119,231              $1.30

         Warrants
             Initial                          991,315              $4.00
             After Series B offering        3,050,200              $1.30

         Warrants
             Initial                          172,171              $4.00
             After Series B offering          209,325              $3.29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We had no changes of, or disagreements with, our auditors during the fiscal year ended September 30, 2006, or subsequent periods through the date hereof.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2006, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objectives.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         In connection with the audit of the fiscal year ended September 30, 2006, Vitale, Caturano & Company, Ltd. ("Vitale"), our independent registered public accounting firm, noted matters involving our internal controls that it considered to be significant deficiencies, and taken together constitute a material weakness, under the interim standards of the Public Company Accounting Oversight Board, or PCAOB. Under the PCAOB interim standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that, in Vitale's judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that, in Vitale's judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         The significant deficiencies identified by Vitale were as follows:

         o Inappropriate reversal of reserve and inadequate review and analysis of carrying value.

         o   Incomplete documentation of certain transactions.

         o Inadequate preparation and review of income tax provision and associated disclosures.

         o Inadequate or incomplete review and analysis of certain contractual and other liabilities.

         Our management has discussed these significant deficiencies with our Audit Committee and will engage in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

         o Performing a regular review of inventory by item to assess the need and/or adequacy of reserves or adjustments to carrying value.

         o Ensuring that all documentation (including memoranda we prepare) underlying significant business, financing or compensation matters is accurate, timely executed, and well organized.

         o In connection with future calculations of our deferred tax accounts, considering various inputs including certain book/tax differences and IRS regulations on utilization of loss carry forwards.

         o Conducting an adequate and complete review and analysis of all contractual and other liabilities.

         These remediation efforts are designed to address the material weakness identified by Vitale and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Except as described above, there were no changes in our internal control over financial reporting in connection with our evaluation that occurred during our last fiscal year that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

         There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended September 30, 2006, which was not so reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of the date of this prospectus:

NAME                       AGE   POSITION
----                       ---   --------

Jonathan Adams             61    Co-Chairman of the Board of Directors

Charles A. Lieppe          62    Co-Chairman of the Board of Directors

Anthony G. Roth            42    President, Chief Executive Officer and Director

Mark L. Pover              41    Chief Financial Officer and Secretary

Robert Powers              53    Director

Robert J. Corliss          54    Director

William M. Fenimore, Jr.   62    Director

         JONATHAN ADAMS has served as Chairman of the Board of Corporate Sports since its inception in 1986 and as Co-Chairman of the Board of Utix since November 2003. He is one of our Class I Directors, and will hold office until our 2009 Annual Meeting of Stockholders, and until his successor has been elected and qualifies. Together with Anne Concannon, Mr. Adams co-founded, managed and operated Corporate Sports Incentives for fifteen years. During his career, Mr. Adams was President, Chief Executive Officer and Founder of International Micrographics Inc., a wholesale distributor of microfilm consumables founded in 1982, A&J Realty Trust, an owner and manager of real estate founded in 1988, and The Sharper Edge, a distributor of ski-sharpening equipment founded in 1990.

         CHARLES A. LIEPPE has served as Co-Chairman of the Board of Directors of Corporate Sports since October 2003 and Co-Chairman of the Board of Directors of Utix since November 2003. He is one of our Class II Directors, and will hold office until our 2007 Annual Meeting of Stockholders, and until his successor has been elected and qualifies. From January 2002 to September 2003, he was a member of the Advisory Board of Corporate Sports. From August 1999 to August 2003, he was an independent business consultant in Gulfstream, FL. From June 1997 to June 1999, he was President and Chief Executive Officer of DBT Online, Inc. in Boca Raton, FL, a New York Stock Exchange traded online information company. From January 1996 to May 1997, he served as President and Chief Executive Officer of Nabisco International in New York, NY. From January 1991 to December 1995, he was Chief Executive Officer of Berol Corporation in Nashville, TN, a manufacturer of writing instruments, school supplies and art products. From June 1989 to December 1990, Mr. Lieppe was President and Chief Operating Officer of Westpoint Pepperell, a manufacturer of consumer and commercial bed and bath products. From 1968 to 1989, he was employed in various capacities leading to Vice President, and General Manager of Procter & Gamble. Mr. Lieppe received his B.A. and MBA from Columbia University in 1966 and 1968, respectively.

         ANTHONY G. ROTH has served as the President and Chief Executive Officer of Corporate Sports since January 2002, and of Utix since November 2003. He has been a Director of ours since November 2003. He is one of our Class I Directors, and will hold office until our 2009 Annual Meeting of Stockholders, and until his successor has been elected and qualifies. Mr. Roth is the nephew of Gerald Roth, who was a member of Utix's board of directors from November of 2003 until January of 2006. From May 1999 to December 2001, Mr. Roth served as President of Moonstruck Chocolatier, Eclipse Management Group in Portland, Oregon, a national manufacturer, distributor, & retailer of gourmet chocolate products. From 1997 to 1999, Mr. Roth was Executive Vice President of Naturade, Inc. in Irvine, CA, a national manufacturer/distributor of over 200 nutritional hand and body products. From September 1996 to February 1997, Mr. Roth was President of Performance Nutrition, Inc. in Dallas, TX, a formulator and sales/marketing company of nutritional products.

         From October 1995 to August 1996, Mr. Roth served as President of Roth Financial Group, Inc. in Champaign, IL, a business development and finance consulting firm. He was Vice President, Branch Manager at Merrill Lynch in Champaign, IL from May 1994 to Sept. 1995. From November 1992 to May 1994, Mr. Roth was Vice President of Hilliard Lyons, Inc. in Champaign, IL, a retail brokerage firm. A 1986 graduate of the University of Illinois, with a B.S. in Agricultural Economics, Mr. Roth also completed an advanced degree from the New York Institute of Finance in 1988.

         MARK L. POVER joined Utix as its Chief Financial Officer on February 1, 2006. Prior to joining Utix, he served as the Chief Financial Officer of Turbine Entertainment Software Corporation, a Massachusetts-based publisher and developer of subscription-based online entertainment, since 1999. Prior thereto, Mr. Pover served as Chief Financial Officer of Eon Reality, a developer of interactive visual content management software that he co-founded; as Chief Financial Officer of Prosolvia, Inc., the U.S. division of Prosolvia AB, a publicly traded Swedish company; as General Manager of Deluxe Video Services, a division of publicly traded Rank Group, PLC; and as Chief Financial Officer of VIDCO International and Associates. From 1987 through 1993, Mr. Pover served as a professional accountant with the firms of Porvin, Tobes & Burnstein, P.C. and Kopmeyer & Hoag, P.C. He earned a Bachelor of Science degree in Administration from the University of Michigan and a Masters of Science degree in Management from Walsh College.

         ROBERT POWERS has served as a Director of Corporate Sports since September 2003 and as a Director of Utix since November 2003. He is one of our Class III Directors, and will hold office until our 2008 Annual Meeting of Stockholders and until his successor is elected and qualifies. Mr. Powers is CEO of Audit Value International. Audit Value, headquartered in Luxembourg, provides internal audit, risk assessment and management advisory services to public companies with global operations across a broad range of industry sectors. Audit Value is part of the Kinnevik/Stenbeck Group, a global network of public and private companies where Mr. Powers has been a member of the senior leadership team since joining in 1997 where he has held several CEO level positions across the Group. From 1982 to 1997, Mr. Powers was employed by Arthur D. Little, Inc. in Cambridge, MA, a management and technology consulting firm, where his most recent role was Vice President of Finance and Operations for their North American business. Prior to that he had a similar role in support of the firm's European operations. Mr. Powers earned his B.S. from Babson College, Wellesley, MA in 1975 and his MBA from Suffolk University, Boston, MA in 1979.

         ROBERT J. CORLISS has been a Director of ours since January 2005. He is one of our Class III Directors, and will hold office until our 2008 Annual Meeting of Stockholders, and until his successor is elected and qualifies. Mr. Corliss is the President and CEO of The Athlete's Foot, the world's largest franchisor of athletic footwear. Mr. Corliss joined The Athlete's Foot in 1998, following a career of over

25 years as an executive and entrepreneur in the retail industry. In 2003, Mr. Corliss, along with members of the senior management team, purchased The Athlete's Foot from Group Rallye. Prior to joining The Athlete's Foot, Mr. Corliss was the founder, president and CEO of Infinity Sports, Inc., a manufacturer, distributor and licensor of athletic products primarily under the brand Bike Athletic. Mr. Corliss was successful in broadening global distribution and virtually doubling the size of Bike Athletic over a three-year period. Earlier experience includes leading the successful turnaround and eventual sale of Herman's Sporting Goods, Inc. as President and CEO. At the time, Herman's generated approximately $700 million annual revenue and was the leading sporting goods retailer in the world. Mr. Corliss also served as principal and managing director of Senn-Delaney Management Consultants, the largest retail-consulting firm in the United States. In his five years with the company, Mr. Corliss founded London-based Senn Delaney International. Mr. Corliss is active in the sporting goods industry and serves on the board of directors with The American Running Association and the Sporting Goods Manufacturers Association. Additionally, Mr. Corliss serves as a Director and Executive Committee member of the National Retail Federation and Chairman of the National Retail Federation Foundation. He also serves on the board of directors for The World Federation of the Sporting Goods Industry, is a member of the Professional Advisory Board for St. Jude Children's Research Hospital, and is both an Advisor and Adjunct Professor for Emory University's Goizueta Business School.

         WILLIAM M. FENIMORE, JR. has been a Director of ours since July 2006. He is one of our Class II Directors, and will hold office until our 2007 Annual Meeting of Stockholders, and until his successor is elected and qualifies. He has served as a Managing Partner of BridgeLink, LLC, in Philadelphia, PA, a Swiss based M&A, capital advising firm serving European and U.S. firms in capital raising activities, since October 2003. Prior to this Mr. Fenimore served as President of Fenimore and Associates, a Philadelphia based business consulting firm, from January 2000 to October 2003. He also served as Chief Executive Officer of Integrion Financial Network, an Internet technology company, from October 1996 to December 1999. Before joining Integrion Financial Network, Mr. Fenimore served as Group Executive Vice President, Chief of Technology and Strategic Planning for Meridian Bancorp from September 1994 to April 1996. Before this, Mr. Fenimore served in various management positions with CoreStates Financial Corp. and its predecessor bank, Philadelphia National Bank, from 1965 through August of 1994. Mr. Fenimore earned a B.A. degree from Lenoir Rhyne College, NC, in 1995, and an M.B.A. from Drexel University in 1969.

SIGNIFICANT EMPLOYEES

         We have no employees who are not executive officers, but who are expected to make a significant contributions to the Company's business.

FAMILY RELATIONSHIPS

         There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         During the past five years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons:

         o was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

         o was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         o was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         o was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

         On December 26, 2003, the board of directors established an Audit Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of Robert Powers, as Chairman of the Committee, Charles Lieppe and Robert Corliss, each of whom meets the definition of "financial expert" as that term is defined by the Securities and Exchange Commission and as required by the Sarbanes-Oxley Act of 2002. Members of the Committee are appointed by the board of directors and, unless otherwise directed by the board of directors, serve one-year terms. Members may be removed by the board of directors at any time with or without cause. Upon the removal or resignation of a member, the board of directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually and more frequently as circumstances dictate.

         The purpose of the Audit Committee is to assist the board of directors in fulfilling its oversight responsibilities with respect to: (1) the integrity of the financial reports and other financial information provided by us to the public or any governmental body; (2) our compliance with legal and regulatory requirements; (3) our systems of internal controls regarding finance, accounting and legal compliance; (4) the qualifications and independence of our independent auditors; (5) the performance of our internal audit function and independent auditors; (6) our auditing, accounting, and financial reporting processes generally; and (7) the performance of such other functions as the board of directors may assign from time to time. The Audit Committee has the authority to:

         o make recommendations to the board of directors regarding the appointment or replacement of independent public accountants;

         o confer with our independent registered public accountants regarding the scope, method and results of the audit of our books and accounts;

         o review our financial reporting process and the management recommendations made by our independent registered public accountants;

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

         The purpose of the Compensation Committee is to: (1) assist the board of directors in discharging its responsibilities relating to the compensation of our executive officers; (2) to establish and put into practice competitive compensation programs to attract, retain and motivate qualified senior executives and to align those executives' financial interests with the interests of our stockholders; and (3) to produce the annual report on executive compensation for inclusion in our annual proxy statement. The Compensation Committee has the authority to:

         o establish (1) the compensation (including salaries, bonuses and every other type of compensation that is not made available on a similar basis to our employees in general) of our Chief Executive Officer, (2) compensation policies applicable to the our executive officers and (3) the bases for the compensation of our Chief Executive Officer, including the facts and criteria on which it is based;

         o exercise all rights, authority and functions of the board of directors under our 2003 Stock Option Plan (the "2003 Plan"), which was adopted by the board of directors in November 2003, including, without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make other stock awards thereunder; provided that the Compensation Committee shall not be authorized to amend the 2003 Plan; and provided further, however, that the board of directors shall retain the right to exercise any such rights, authority and functions;

         o serve as the Administrator of the 2003 Plan, as that term is defined in the 2003 Plan;

         o recommend to the board of directors compensation arrangements for our non-employee directors and to establish such arrangements; and

         o perform such other duties as the board of directors may from time to time direct.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, the following is a list of reports our officers, directors and beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission, pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended September 30, 2006:

         o Jonathan Adams, Co-Chairman of our board of directors, Charles Lieppe, Co-Chairman of our board of directors, Anthony Roth, our President, Chief Executive Officer and director, Gerald Roth, a former director of ours, Robert Powers, a director of ours, Robert Corliss, a director of ours, and Cynthia Cronan, our former Chief Accounting Officer, failed to file Form 5s on or before the 45th calendar day after our 2005 fiscal year end;

         o Gerald Roth, a former director of ours, failed to file a Form 4 to report his resignation, as of January 25, 2006, and the fact that, consequently, he is no longer subject to the requirements of
             Section 16 of the Exchange Act;

         o Jonathan Adams, Co-Chairman of our board of directors, Charles Lieppe, Co-Chairman of our board of directors, Anthony Roth, our President, Chief Executive Officer and director, Robert Powers, a director of ours, Robert Corliss, a director of ours, and Cynthia Cronan, our former Chief Accounting Officer, failed to file Form 4s to report their receipt of an aggregate of 316,250 options to purchase shares of our common stock, between February 24, 2006 and April 3, 2006, pursuant to our 2003 Stock Option Plan;

         o William M. Fenimore, Jr., a director of ours, failed to file a Form 3 to report his election to our board of directors, as of July 18, 2006, and ownership of certain securities of ours; and

         o Cynthia Cronan, our former Chief Accounting Officer, failed to file a Form 4 to report her resignation and the fact that, consequently, she is no longer subject to the requirements of Section 16 of the Exchange Act.

CODE OF ETHICS

         The board of directors has adopted the Code of Ethics, annexed hereto as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLE

         The following table sets forth information with respect to compensation earned during our fiscal year ended September 30, 2006 by our executive officers. Other than the executive officers listed below, no other executive officers earned compensation exceeding $100,000 during the fiscal year ended September 30, 2006. The compensation indicated in the following table includes compensation earned from or paid by Utix Group and Corporate Sports during the last three fiscal years.

                                                                                                        LONG-TERM
                                                                  ANNUAL COMPENSATION                  COMPENSATION
                                                                  -------------------                  ------------
                                                                                                        SECURITIES
                                                                                         OTHER          UNDERLYING
                                                                                         ANNUAL          OPTIONS/
                                            FISCAL      SALARY           BONUS        COMPENSATION         SARS
      NAME AND PRINCIPAL POSITION            YEAR         ($)             ($)             ($)              (#)
------------------------------------------   ----         ---             ---             ---              ---
Anthony G. Roth                              2006      $199,231        $149,000          $6,154          150,000
President, Chief Executive Officer and       2005     $158,077(1)       $50,000            --           24,350(2)
Director                                     2004      $148,043         $25,000            --             17,850

Mark L. Pover                                2006      $109,292        $103,000           $-0-            70,000
Chief Financial Officer and Secretary        2005         --              --               --               --
(beginning March 1, 2006)                    2004         --              --               --               --

John F. Burns                                2006         --              --               --               --
Chief Financial Officer (through July 31,    2005      $115,596         $20,000            --               --
2005)                                        2004      $105,217           --               --             8,700

Cynthia Cronan                               2006      $122,215         $20,000          $2,258           15,000
Chief Accounting Officer (through            2005      $105,769         $11,000            --            2,000(3)
September 28, 2006)                          2004       $55,769           --               --             1,500

Steven Apesos                                2006       $12,019          $-0-             $-0-              --
Executive Vice President of Business         2005      $122,306         $6,000             --               --
Development (through October 28, 2005        2004      $107,585           --               --             2,450
-------------------------------------------

(1) Effective January 30, 2006, Anthony G. Roth began receiving a base salary of $220,000 annually.

(2) 10,000 of these shares are issuable upon exercise of incentive stock options exercisable at $50 per share and vesting over four years, 7,850 shares are issuable upon exercise of incentive stock options exercisable at $35 per share and vesting over four years, and 6,500 shares are issuable upon exercise of incentive stock options exercisable at $40 per share and vesting over four years.

(3) 300 of these shares are issuable upon exercise of incentive stock options exercised at $50 per share, 1,200 shares issuable upon exercise of incentive stock options at $35 per share, and 500 shares are issuable upon exercise of incentive stock options exercisable at $40 per share, all vesting over four years.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding individual grants of stock options to each executive officer in Fiscal Year 2006.

                                                       PERCENT OF
                                                  TOTAL OPTIONS/ SARS
                          NUMBER OF SECURITIES          GRANTED
                               UNDERLYING             TO EMPLOYEES            EXERCISE OR
                          OPTIONS/SARS GRANTED         IN FISCAL              BASE PRICE
          NAME                     (#)                    YEAR                  ($/SH)              EXPIRATION DATE
          ----                     ---                    ----                  ------              ---------------
Anthony G. Roth                  150,000                 51.8%                   $2.00               February 2016

Mark L. Pover                    70,000                  24.2%                   $2.00                 March 2016

Cynthia Cronan                   15,000                   5.2%                   $2.00                 March 2016

Steven Apesos                       0                      0%                     --                       --

OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

         The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                SHARES                         UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS AT
                              ACQUIRED ON  VALUE REALIZED    OPTIONS/SARS AT FY-END (#)             FY-END ($)
            NAME              EXERCISE (#)       ($)          EXERCISEABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
            ----              ------------       ---          --------------------------     -------------------------
Anthony G. Roth                    0            $0.00               10,550/163,800               $452,375/$882,375

Mark L. Pover                      0            $0.00                  0/70,000                    $0.00/$140,000

Cynthia Cronan                     0            $0.00                 875/16,125                  $33,500/$73,500

Steven Apesos                      0            $0.00                    0/0                        $0.00/$0.00

--------------------------------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE AWARDS

         We made no long-term incentive awards to our named executive officers in the fiscal year ended September 30, 2006.

COMPENSATION OF DIRECTORS

         Directors are reimbursed for expenses actually incurred in connection with each meeting of the board of directors, or any committee thereof attended. In addition, each non-employee director, other than Mr. Lieppe, will be entitled to a grant under our 2003 Stock Option Plan of options to purchase up to 100,000 shares, vesting in equal amounts over three years, for so long as he or she serves as a director.

         Jonathan Adams receives an annual salary of $12,000 to serve as our Co-Chairman of the board of directors.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Section 102(b)(7) of the Delaware General Corporation Law, which we refer to as the "DGCL," permits a provision in the certificate of incorporation of each corporation organized under the DGCL eliminating or limiting, with some exceptions, the personal liability of a director to the corporation or its stockholders for monetary damages for some breaches of fiduciary duty. Our Certificate of Incorporation eliminates the personal liability of directors to the fullest extent permitted by the DGCL.

         Section 145 of the DGCL, which we refer to as "Section 145," in summary, empowers a Delaware corporation to indemnify, within limits, its officers, directors, employees and agents against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement that they actually and reasonably incur in connection with any suit or proceeding, other than by or on behalf of the corporation, if they acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interest of the corporation and, with respect to a criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

         With respect to any action by or on behalf of the corporation, Section 145 permits a corporation to indemnify its officers, directors, employees and agents against expenses (including attorneys' fees) they actually and reasonably incur in connection with the defense or settlement of the action or suit, provided that person meets the standard of conduct described in the preceding paragraph. No indemnification is permitted, however, in respect of any claim where that person has been found liable to the corporation, unless the Court of Chancery or court in which the action or suit was brought approves the indemnification and determines that the person is fairly and reasonably entitled to be indemnified.

         Our Certificate of Incorporation contains a provision that eliminates the personal liability of our directors to us and our stockholders for monetary damages for breach of a director's fiduciary duty to us. This provision does not permit any limitation on, or elimination of the liability of a director for, disloyalty to us or our stockholders, for failing to acting good faith, for engaging in intentional misconduct or a knowing violation of law, for obtaining an improper personal benefit or for paying a dividend or approving a stock repurchase that would be illegal under the DGCL.

         Our Certificate of Incorporation requires us to indemnify our directors and officers against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement in connection with specified actions, suits or proceedings, whether civil, criminal, administrative or investigative, other than an action by or in our right (a "derivative action"), if they acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. A similar standard of care is applicable in the case of derivative actions, except that indemnification only extends to expenses (including attorneys' fees) incurred in connection with defense or settlement of such an action. Moreover, the DGCL requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation.

         Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter as been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Listed below are the employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control of the company, or a change in the person's responsibilities following a change in control of our company, through September 30, 2006, and the period ending on the date of this annual report.

         EMPLOYMENT AGREEMENTS

         ANTHONY G. ROTH, our President and Chief Executive Officer, has a five-year employment agreement with us that became effective January 2, 2002, and was amended in November 2003. Pursuant to the amended agreement, Mr. Roth was to be paid an annual salary of $160,000 and was awarded a one-time bonus of $50,000 in November 2004. Under this agreement, Mr. Roth is eligible for an annual bonus of up to 75% of his salary and is entitled to one-year severance if he is terminated by us without cause. If Mr. Roth is terminated following a change in control, he will be entitled to two-years severance. Mr. Roth was also granted options to purchase 10,000 shares of our common stock at $50 per share, and 7,850 options at $35 per share, both of which vest over four years pursuant to our stock option plan, which was adopted by our board of directors in November 2003. Effective January 30, 2006, Mr. Roth began receiving a base salary of $220,000 annually.

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

         MARK L. POVER, our Chief Financial Officer, entered into an Employment Agreement with us on February 1, 2006, under which he became our Chief Financial Officer effective March 1, 2006. The agreement has a one-year term and automatically renews for successive one-year terms unless we or Mr. Pover give written notice of the desire to terminate the agreement at least six months prior to the scheduled end of a term. Under the agreement, Mr. Pover will be paid an annual base salary of $192,000, which amount will be reviewed and adjusted periodically by our Compensation Committee. Based on his individual performance, our general operating performance, and certain other factors, Mr. Pover will also be eligible for an annual performance bonus equal to up to 30% of his annual base salary. The agreement also provides for (a) participation in our stock option plan, (b) grants of discretionary bonuses, and (c) payment of severance compensation under certain circumstances.

         Mr. Pover's Employment Agreement also contains confidentiality, non-competition, and non-solicitation provisions.

         STOCK OPTION PLAN

         Pursuant to our 2003 Stock Option Plan, approved in November 2003, and amended as of July 18, 2006 (the "2003 Plan"), options to purchase an aggregate of 750,000 shares of our common stock may be issued. Of that amount, as of the date hereof, options to acquire 747,964 shares of our common stock have been issued at an average exercise price of $5.38 per share, of which 278,341 are currently exercisable.

         The 2003 Plan is administered by the Compensation Committee. Options granted under the 2003 Plan are not generally transferable by the optionee except by will or by the laws of descent and distribution, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the 2003 Plan vest in such annual increments as is determined by the Compensation Committee, typically in four equal annual increments for incentive stock options and three equal annual increments for non-qualified stock options. To the extent that options are vested, they must be exercised within a maximum of three months of the end of optionee's status as an employee, director or consultant, or within a maximum of 12 months after such optionee's termination by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the 2003 Plan shall be determined by the Compensation Committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be not less than 100% of fair market value per share on the date of grant, and for consultants and non-employee directors, as determined by the Compensation Committee of the board of directors. The maximum term of an option granted under the 2003 Plan may not exceed 10 years from the date of grant. The 2003 Plan expires on November 13, 2013.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following discloses, as of December 31, 2006, information concerning the ownership of our common stock and Series A convertible preferred stock by:

         o each person who is known by us to own beneficially 5% or more of our common stock, or more than 5% of our preferred stock,

         o   each of our directors,

         o   each named executive officer, as defined under SEC rules, and

         o   all officers and directors as a group.

         A person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within sixty
(60) days. Beneficial ownership also includes shares indirectly held or shares over which a person has the right, by contract, understanding or other arrangement, to exercise voting or dispositive powers. As of December 31, 2006, there were an aggregate of (i) 1,619,844 shares of common stock outstanding,
(ii) 1,063 shares of Series A convertible preferred stock outstanding, and (iii) 2,308,077 shares of Series B convertible preferred stock outstanding. The 1,619,844 shares of our issued and outstanding common stock do not include 384,369 shares being held in escrow, subject to certain beneficial ownership limitations.

         Except as otherwise required by law, the Series A convertible preferred stock and Series B convertible preferred stock have the right to vote with our common stock as a single class on any matter on which the holders of common stock are entitled to vote (including the election of directors). Each share of Series A convertible preferred stock and Series B preferred stock is entitled to one vote for each share of common stock that would be issuable upon conversion of that share on the record date. As of the date of this prospectus, each share of Series A convertible preferred stock was entitled to 3,846 votes (or 4,088,463 votes in the aggregate for all outstanding shares of Series A convertible preferred stock) and each share of Series B convertible preferred stock was entitled to one vote (or 2,308,077 votes in the aggregate for all outstanding shares of Series B preferred stock).

         Except as otherwise indicated, we believe that the persons identified in the table have sole voting and dispositive power with respect to their shares. Unless otherwise indicated, the address for each beneficial owner is c/o Utix Group, Inc., 7 New England Executive Park, Suite 610, Burlington, MA 01803.

                                                                           SERIES A                     SERIES B
                                            COMMON STOCK               PREFERRED STOCK              PREFERRED STOCK
                                         BENEFICIALLY OWNED(1)       BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED(1)
NAME AND ADDRESS                          NUMBER      PERCENT         NUMBER       PERCENT         NUMBER       PERCENT
----------------                          ------      -------         ------       -------         ------       -------
5% STOCKHOLDERS:

Austin W. Marxe and David M.              5,057,694      75.7%          800          75.3%        384,616        16.7%
Greenhouse (2)
527 Madison Avenue,
Suite 2600
New York, NY 1022

MicroCapital Fund  LP (3)                   862,500      34.7%           --            --         750,000        32.5%
c/o MicroCapital LLC
623 Fifth Avenue, Suite 2502
New York, NY 10022

Crescent International Ltd (4)              442,307      21.4%           --            --         384,615        16.7%
c/o Cantara (Switzerland) SA
84 Av. Louis-Casai
CH 1216 Cointrin, Switzerland

Little Wing L.P. (5)                        418,280      22.0%           34           3.2%             --          --
c/o Quilcap Corp.
145 East 57th St., 11th Floor
New York, NY 10022

Crown Investment Partners, LP (6)           354,200      17.9%           --            --         308,000        13.3%
P.O. Box 410797
St. Louis, MO 63141

MicroCapital Fund  Ltd (7)                  287,500      15.1%           --            --         250,000        10.8%
c/o MicroCapital LLC
623 Fifth Avenue, Suite 2502
New York, NY 10022

SGC Capital Management, LLC (8)             192,308      10.6%           30           2.8%             --          --
19495 Biscayne Blvd.,
Suite 608
Aventura, FL 33180

Summit Trading Limited (9)                  175,000      10.2%           --            --              --          --
Charlotte House
Charlotte Street, Nassau, Bahamas

Merriman, Curhan, Ford & Co. (10)           175,000       9.8%           --            --              --          --
600 California St., 9th Floor
San Francisco, CA 94108

                                                                           SERIES A                     SERIES B
                                            COMMON STOCK               PREFERRED STOCK              PREFERRED STOCK
                                        BENEFICIALLY OWNED(1)       BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED(1)
NAME AND ADDRESS                          NUMBER      PERCENT         NUMBER       PERCENT         NUMBER       PERCENT
----------------                          ------      -------         ------       -------         ------       -------

5% STOCKHOLDERS (CONTINUED):

John Winfield and The InterGroup            163,729       9.9%          --           --              --           --
Corporation (11)
820 Moraga Drive
Los Angeles, CA 90049

Axiom Capital Management (12)               106,177       6.2%          --           --              --           --
780 Third Avenue, 43rd Floor
New York, NY 10017

Rubin Family Irrevocable Stock Trust        105,980       6.3%          --           --              --           --
(13)
25 Highland Blvd.
Dix Hills, NY 11746

Charles Warshaw (14)                        103,615       6.2%          --           --              --           --
9 Phaeton Drive
Melville, NY 11747

Nite Capital, L.P. (15)                      97,577       5.9%          --           --              --           --
100 E. Cook Ave, Suite 201
Libertyville, IL 60048

The Crown Advisors #5 (16)                   88,550       5.2%          --           --          77,000          3.3%
P.O. Box 410797
St. Louis, MO 63141

David Friend (17)                            86,862       5.2%          --           --              --           --
267 Clarendon St.
Boston, MA 02116

Mort Goulder (18)                            85,608       5.1%          --           --              --           --
97 Ridge Road
Hollis, NH 03049

NAMED EXECUTIVE OFFICERS AND
   DIRECTORS:

Charles Lieppe (19)                          67,691       4.1%          --           --              --           --
Co-Chairman of the Board of Directors

Jonathan Adams (20)                          48,358       3.0%          --           --              --           --
Co-Chairman of the Board of Directors

                                                                           SERIES A                     SERIES B
                                            COMMON STOCK               PREFERRED STOCK              PREFERRED STOCK
                                        BENEFICIALLY OWNED(1)       BENEFICIALLY OWNED(1)        BENEFICIALLY OWNED(1)
NAME AND ADDRESS                          NUMBER      PERCENT         NUMBER       PERCENT         NUMBER       PERCENT
----------------                          ------      -------         ------       -------         ------       -------
NAMED EXECUTIVE OFFICERS AND
   DIRECTORS (CONTINUED):

Anthony Roth (21)                            27,569     1.7%            --           --              --           --
President, Chief Executive Officer
and Director

William F. Fenimore, Jr. (22)                 8,733      *              --           --              --           --
Director

Robert Powers (23)                            1,833      *              --           --              --           --
Director

Robert Corliss (24)                             833      *              --           --              --           --
Director

Mark L. Pover (25)                                0      *              --           --              --           --
Chief Financial Officer and Secretary

All Executive Officers and                  155,017     9.2%            --           --              --           --
Directors as a Group
(7 persons) (26)

--------------------------------------

*Less than one percent

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the SEC, shares of common stock that an individual or group has a right to acquire within sixty
(60) days pursuant to the exercise of options or warrants, or the conversion of preferred stock are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of Utix common stock shown as beneficially owned by him.

(2) Consists of: (i) 1,538,462 shares of common stock issuable upon conversion of 400 shares of Series A preferred stock held by Special Situations Private Equity Fund, L.P., (ii) 192,308 shares of common stock issuable upon conversion of 192,308 shares of Series B preferred stock held by Special Situations Private Equity Fund, L.P.,(iii) 790,289 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Private Equity Fund, L.P., (iv) 1,123,077 shares of common stock issuable upon conversion of 292 shares of Series A preferred stock held by Special Situations Fund III, QP, L.P., (v) 140,385 shares of common stock issuable upon conversion of 140,385 shares of Series B preferred stock held by Special Situations Fund III, QP, L.P., (vi) 563,269 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Fund, QP, L.P., (vii)

323,077 shares of common stock issuable upon conversion of 84 shares of Series A preferred stock held by Special Situations Cayman Fund, L.P., (viii) 40,385 shares of common stock issuable upon conversion of 40,385 shares of Series B preferred stock held by Special Situations Cayman Fund L.P., (ix) 190,384 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Cayman Fund, L.P., (x) 92,308 shares of common stock issuable upon conversion of 24 shares of Series A preferred stock held by Special Situations Private Fund III, L.P., (xi) 11,538 shares of common stock issuable upon conversion of 11,538 shares of Series B preferred stock held by Special Situations Fund III, L.P., and (xii) 52,212 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Fund III, L.P.. Austin W. Marxe and David M. Greenhouse are the general partners of each of Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P, Special Situations Cayman Fund, L.P., and Special Situations Private Fund III, L.P. (collectively, the "Funds"), and have voting and investment power over the shares owned by the Funds. Mr. Marxe and Mr. Greenhouse disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(3) Consists of: (i) 750,000 shares of common stock issuable upon conversion of 750,000 shares of Series B preferred stock held by MicroCapital Fund LP, and
(ii) 112,500 shares of common stock issuable upon exercise of currently exercisable warrants held by MicroCapital Fund LP. MicroCapital LLC is the general partner of MicroCapital Fund LP, and has sole voting and investment power over the shares owned by MicroCapital Fund LP. Ian P. Ellis is the Managing Member of MicroCaptial LLC. Mr. Ellis and MicroCapital LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(4) Consists of: (i) 384,615 shares of common stock issuable upon conversion of 384,615 shares of Series B preferred stock held by Crescent International Ltd. ("Crescent"), and (ii) 57,692 shares of common stock issuable upon exercise of currently exercisable warrants held by Crescent. Maxi Brezzi is the authorized signatory for Crescent, and has sole voting and investment power over the shares owned by Crescent. Mr. Brezzi disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(5) Includes: (i) 130,769 shares of common stock issuable upon conversion of 34 shares of Series A preferred stock held by Little Wing L.P., and (ii) 153,951 shares of common stock issuable upon exercise of currently exercisable warrants held by Little Wing. Does not include 2,028 shares of common stock underlying warrants held by Little Wing, which are subject to beneficial ownership limitations. Quilcap Corp., is the general partner of Little Wing, and has sole voting and investment power over the shares owned by Little Wing. Parker L. Quillen is the President of Quilcap Corp. Mr. Quillen and Quilcap Corp. disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(6) Consists of: (i) 308,000 shares of common stock issuable upon conversion of 308,000 shares of Series B preferred stock held by Crown Investment Partners, LP, and (ii) 46,200 shares of common stock issuable upon exercise of currently exercisable warrants held by Crown Investment Partners, LP. The Crown Advisors, LLC is the Investment Manager of Crown Investment Partners, LP, and has sole voting and investment power over the shares owned by Crown Investment Partners, LP. Chris Pauli is the Managing Member of The Crown Advisors, LLC. Mr. Pauli and The Crown Advisors, LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(7) Consists of: (i) 250,000 shares of common stock issuable upon conversion of 250,000 shares of Series B preferred stock held by MicroCapital Fund Ltd, and
(ii) 37,500 shares of common stock issuable upon exercise of currently exercisable warrants held by MicroCapital Fund Ltd. MicroCapital LLC is the general partner of MicroCapital Fund Ltd, and has sole voting and investment power over the shares owned by MicroCapital Fund Ltd. Ian P. Ellis is the Managing Member of MicroCaptial LLC. Mr. Ellis and MicroCapital LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(8) Consists of: (i) 115,385 shares of common stock issuable upon conversion of 30 shares of Series A preferred stock held by SCG Capital Management, LLC ("SCG Capital"), and (ii) 76,923 shares of common stock issuable upon exercise of currently exercisable warrants held by SCG Capital. Stephen Geduld is the Manager of SCG Capital and has sole voting and investment power over the shares owned by SCG Capital. Mr. Geduld disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in SCG Capital.

(9) Includes 100,000 shares of common stock underlying fully-vested stock options held by Summit Trading Limited ("Summit"). Richard Fixaris is the authorized signatory for Summit, and has sole voting and investment power over the shares owned by Summit. Mr. Fixaris disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(10) Consists of 175,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Merriman, Curhan, Ford & Co. ("Merriman"). Ed Keaney is the managing director of Merriman, and has sole voting and investment power over the shares owned by Merriman. Mr. Keaney disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(11) Consists of: (i) 72,573 shares of common stock held by Mr. Winfield, (ii) 9,125 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Winfield, (iii) 333 shares of common stock underlying fully-vested stock options held by Mr. Winfield, (iv) 72,573 shares of common stock held by The InterGroup Corporation ("InterGroup") over which Mr. Winfield has voting control and investment power, and (v) 9,125 shares of common stock issuable upon exercise of currently exercisable warrants held by InterGroup. Mr. Winfield and InterGroup also hold warrants and options with respect to an aggregate of 307,353 shares that are not included because they are the subject of agreements with us that the warrants and options cannot not be exercised at any time when the result would be to cause Mr. Winfield and InterGroup to beneficially own more than 9.99% of our outstanding common stock.

(12) Consists of 106,177 shares of common stock issuable upon exercise of currently exercisable warrants held by Axiom Capital Management ("Axiom"). Mark Martino is the president of Axiom, and has sole voting and investment power over the shares owned by Axiom. Mr. Martino disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(13) Includes 50,480 shares of common stock issuable upon exercise of currently exercisable warrants held by Rubin Family Irrevocable Stock Trust ("Rubin Trust"). Does not include 5,471 shares of common stock underlying warrants held by Rubin Trust, which are subject to beneficial ownership limitations. Margery Rubin is the Trustee of Rubin Trust, and has sole voting and investment power over the shares owned by Rubin Trust. Ms. Rubin disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest therein.

(14) Includes 45,164 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Warshaw. Does not include 4,299 shares of common stock underlying warrants held by Mr. Warshaw, which are subject to beneficial ownership limitations.

(15) Includes 48,077 shares of common stock issuable upon exercise of currently exercisable warrants held by Nite Capital, L.P. ("Nite Capital"). Keith Goodman is the managing partner of Nite Capital, and has sole voting and investment power over the shares owned by Nite Capital. Mr. Goodman disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(16) Consists of: (i) 77,000 shares of common stock issuable upon conversion of 308,000 shares of Series B preferred stock held by The Crown Advisors #5, and
(ii) 11,550 shares of common stock issuable upon exercise of currently exercisable warrants held by The Crown Advisors #5. The Crown Advisors, LLC is the Investment Manager of The Crown Advisors #5, and has sole voting and investment power over the shares owned by The Crown Advisors #5. Chris Pauli is the Managing Member of The Crown Advisors, LLC. Mr. Pauli and The Crown Advisors, LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(17) Includes (i) 19,231 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Friend, and (ii) 31,167 shares of common stock underlying fully-vested stock options held by Mr. Friend. Does not include (i) 5,385 shares of common stock underlying warrants held by Mr. Friend, which are subject to beneficial ownership limitations, and (ii) 1,833 additional shares underlying unvested options held by Mr. Friend, which vest over a period of three (3) years.

(18) Includes (i) 19,231 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Goulder, and (ii) 27,500 shares of common stock underlying fully-vested stock options held by Mr. Goulder. Does not include 6,687 shares of common stock underlying warrants held by Mr. Goulder, which are subject to beneficial ownership limitations.

(19) Includes: (i) 20,114 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Lieppe, and (ii) 16,833 shares of common stock underlying fully-vested stock options held by Mr. Lieppe. Does not include 63,417 additional shares underlying unvested options, which vest over a period of three (3) years.

(20) Includes 1,250 shares of common stock underlying fully-vested stock options held by Mr. Adams. Does not include 20,000 additional shares underlying unvested options, which vest over a period of four (4) years.

(21) Includes 13,050 shares of common stock underlying fully-vested stock options held by Mr. Roth. Does not include 161,300 additional shares underlying unvested options, which vest over a period of four (4) years.

(22) Includes 2,667 shares of common stock underlying fully-vested stock options held by Mr. Fenimore. Does not include 19,852 additional shares underlying unvested options, which vest over a period of three (3) years.

(23) Consists of 1,833 shares of common stock underlying fully-vested stock options held by Mr. Powers. Does not include 40,667 additional shares underlying unvested options, which vest over a period of three (3) years.

(24) Consists of 833 shares of common stock underlying fully-vested stock options held by Mr. Corliss. Does not include 34,167 additional shares underlying unvested options, which vest over a period of three (3) years.

(25) Does not include 70,000 shares underlying unvested stock options held by Mr. Pover, which vest over a period of four (4) years.

(26) Includes: (i) 20,144 shares of common stock issuable upon exercise of currently exercisable warrants held by Charles Lieppe, and (iii) 36,466 shares of common stock underlying fully-vested stock options. Does not include 409,403 additional shares underlying options not currently exercisable, all of which vest over a period of four (4) years.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         The following is a description of transactions between members of management, five percent stockholders, "affiliates," promoters and finders:

         TRANSACTIONS WITH CHARLES LIEPPE

         In March 2003, Corporate Sports borrowed $100,000 under a one-year line of credit provided by Charles A. Lieppe, as lender. Mr. Lieppe is Co-Chairman of our board of directors. Mr. Lieppe received a $1,000 fee on execution of the agreement and an additional $2,000 when Corporate Sports made its initial draw under the line of credit. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement wad extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports' existing and after-acquired assets and properties. In consideration for consulting services previously rendered to Corporate Sports and as additional consideration under the $100,000 line of credit, Corporate Sports granted five year warrants to Mr. Lieppe to purchase 0.5 shares of common stock of Corporate Sports.

         In November 2003, the line of credit note issued by Corporate Sports to Mr. Lieppe was cancelled and exchanged for a new 7% bridge note in the amount of $100,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase an aggregate of 483.97 shares of Utix common stock at an exercise price of $20.70 per share. The maturity date of this note was subsequently extended to March 31, 2005. The new note was subject to mandatory prepayment if, prior to such maturity date, we completed an equity financing of at least $1.5 million. The note was unconditionally guaranteed by Corporate Sports and convertible into shares of our common stock at Mr. Lieppe's option after December 2004. In consideration for the loan extension, we issued a warrant to Mr. Lieppe entitling him to purchase 1,000 shares of Utix common stock at an exercise price of $1.00 per share.

         In April 2004 we issued to Mr. Lieppe a secured subordinated note for $25,000 that was due December 31, 2004. That note bore interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note was subject to mandatory prepayment if, prior to the maturity date, we completed an equity financing of at least $3.5 million; upon such prepayment, we will be required to pay a prepayment premium of 5% of the loan amount. The note was secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products.

         Prior to the issuance of 15% notes that we issued in May 2004, Mr. Lieppe agreed to fully subordinate his right to payment under his note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Lieppe shall be entitled to receive regularly scheduled payments of principal and interest under the April 2004 10% note. Pursuant to an agreement in June 2004, Mr. Lieppe agreed to convert his $25,000 secured subordinated note into 714.29 shares of our common stock at a conversion price of $35 per share upon effectiveness of the registration statement that went effective on September 8, 2004.

         As a result of the Financial Restructuring we completed as of April 7, 2006, Mr. Lieppe's notes were converted into 29,000 shares of our common stock, and his warrants were exchanged for amended and restated warrants to purchase 6,976 shares of our common stock at an exercise price of $4.00 per share.

         TRANSACTION RELATED TO ANTHONY G. ROTH

         In November 2003 we borrowed $10,000 from Anthony G. Roth, our President and Chief Executive Officer, and issued to him a 7% bridge note due November 2004.

         In April 2004 we issued to Roth Financial Group, Inc., which is controlled by Anthony G. Roth, secured subordinated notes for an aggregate amount of $185,000 due December 31, 2004. The notes bore interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The notes were subject to mandatory prepayment if, prior to such maturity date, we completed an equity financing of at least $3.5 million; upon such prepayment, we would have been required to pay a prepayment premium of 5% of the loan amount. The notes were secured by a second priority security interest in all of our assets and the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the notes but excluding selective receivable financing on bundled retail products.

         Prior to the issuance of 15% notes that we issued in May 2004, Roth Financial Group agreed to fully subordinate its right to payment under its note and any security interest or lien securing such note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes occurred and was continuing, Roth Financial Group was entitled to receive regularly scheduled payments of principal and interest under the 10% notes. Pursuant to an agreement in June 2004 Mr. Roth and Roth Financial Group agreed to convert $175,000 of the total indebtedness owed to them into 5,000 shares of our common stock at a conversion price of $35 per share upon effectiveness of our registration statement that became effective in September of 2004.

         TRANSACTIONS WITH JOHN WINFIELD AND RELATED PARTIES

         In February, 2005, we raised $1,500,000 through the sale of a $1,000,000 convertible promissory note to John Winfield and the InterGroup Corporation and the sale of 12,500 shares of our common stock at $40 per share through Laconia Capital Corporation, a registered broker-dealer. In connection with these transactions, John Winfield and the InterGroup Corporation purchased a total of 23,230.71 shares of our common stock from Anne Concannon, a former member of our board of directors, and 4 persons introduced to us by Great Court Capital, LLC, and purchased 10,000 shares of our common stock from Jonathan Adams, a present member of our board of directors, both in privately negotiated transactions. John Winfield also entered into an advisory agreement with us which provides, among other things, that we will issue warrants to him to purchase 20,000 shares of our common stock at $55 per share, and we will pay him a 6% commission on any sales made by us to any purchaser of our products that he introduces to us.

         As a result of the Financial Restructuring we completed as of April 7, 2006, Mr. Winfield and his affilates' notes were converted into an aggregate of 121,916 shares of our common stock, and their warrants were exchanged for amended and restated warrants to purchase an aggregate of 123,750 shares of our common stock at an exercise price of $4.00 per share. We are obligated to issue an additional 313,084 shares of common stock to Mr. Winfield and/or his affiliates at such times it will not cause them to exceed ownership limitations to which they are subject.


ITEM 13.      EXHIBITS

EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             ----------------------

     3.1 Amended and Restated Certificate of Incorporation of Chantal Skin Care Corporation -- incorporated by reference to Exhibit
                 2.1 to Form 10-SB filed on February 12, 2004.

     3.2 Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated January 21, 2005 -- incorporated by reference to Exhibit 3.1.2 to Registration 333-1222774 filed on February 11, 2005.

     3.3 Certificate of Correction, dated March 9, 2006 -- incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

     3.4 Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated April 7, 2006 -- incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

     3.5 Amended and Restated Bylaws of Utix Group, Inc. -- incorporated by reference to Exhibit 2.2 to Form 10-SB filed on February 12, 2004.

     4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock -- incorporated by reference to
                 Exhibit 4.1 to Form 8-K filed on January 26, 2006.

     4.2         Form of Series A Warrant -- incorporated by reference to
                 Exhibit 10.2 to Form 8-K filed on January 26, 2006.

     4.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock -- incorporated by referenced to
                 Exhibit 4.1 to Form 8-K filed on November 7, 2006.

     4.4         Form of Series B Warrant -- incorporated by reference to
                 Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     4.5 2003 Stock Option Plan, as amended on July 18, 2006 -- filed herewith.

     10.1 Development Agreement, dated April 4, 2003, by and between eFunds Prepaid Solutions/WildCard Systems, Inc. and Corporate Sports Incentives, Inc. -- incorporated by reference to Exhibit
                 6.1 to Form 10-SB filed on February 12, 2004.

     10.2 Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc. -- incorporated by reference to Exhibit 6.3 to Form 10-SB filed on February 12, 2004.

     10.3 Employment Agreement for Anthony G. Roth -- incorporated by reference to Exhibit 6.4 to Form 10-SB filed on February 12, 2004.

     10.4 Lease for offices at New England Executive Park -- incorporated by reference to Exhibit 10.7 to Form 10-QSB filed on May 16, 2005.

     10.5 Form of Financial Restructuring Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 26, 2006.

     10.6 Form of Series A Preferred Stock Purchase Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2006.

     10.7 Form of Registration Rights Agreement, dated January 13, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 26, 2006.

     10.8 Employment Agreement of Mark L. Pover -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2006.

     10.9 Letter of Intent, dated July 17, 2006, by and between Utix Group, Inc. and PGA TOUR, Inc. -- incorporated by reference to
                 Exhibit 10.1 to Form 8-K filed July 21, 2006.

     10.10 Form of Series B Preferred Stock Purchase Agreement, dated November 9, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     10.11 Form of Registration Rights Agreement, dated November 9, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2006.

     14.1 Code of Ethics -- incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on January 13, 2006

     31.1        Certification of principal executive officer pursuant to
                 Section 13a-14(a) -- filed herewith

     31.2 Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith

     32.1        Certification of principal executive officer pursuant to
                 Section 1350 -- filed herewith

     32.2 Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following is a summary of the fees billed to the Company by Vitale, Caturano & Company, Ltd. for professional services rendered for the fiscal years ended September 30, 2006 and 2005:

         Aggregate fees rendered for the fiscal years ended September 30, 2006 and 2005 were as follows:


                                                     2006          2005
                                                     ----          ----
   Audit Fees                                      $152,719      $117,570
   Other Audit Related Fees                           1,600            --
   Tax Fees                                         $10,000            --
   Other Fees                                            --            --
                                                  ---------     ----------
                                  Total Fees:      $164,319      $117,570
                                                  =========      =========

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by Vitale, Caturano & Company, Ltd. in connection with statutory and regulatory filings or engagements. The 2005 audit fee previously disclosed included an estimate and has been revised to reflect actual billings.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." No such fees were billed by Vitale, Caturano & Company, Ltd. Fiscal 2005. Fees in Fiscal 2006 were for consultations concerning financial accounting and reporting standards.

         TAX FEES. Consists of fees billed for professional services for the Company's corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by Vitale, Caturano & Company, Ltd. in Fiscal 2005.

         ALL OTHER FEES. No fees were billed to the Company by Vitale, Caturano & Company, Ltd. for products and services other than the services reported above.

         The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Vitale, Caturano & Company, Ltd. during fiscal 2006 and 2005 were pre-approved pursuant to the procedures outlined above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UTIX GROUP, INC.

 Dated: January 12, 2007            By:   /s/ Anthony G. Roth
                                          --------------------------------------
                                          Anthony G. Roth
                                          President, Chief Executive Officer and
                                          Authorized Representative




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                                            TITLE                              DATE
----                                                            -----                              ----
/s/ Anthony G. Roth                           President, Chief Executive Officer             January 12, 2007
------------------------------------------    and Director (Principal Executive Officer)
Anthony G. Roth

/s/ Mark L. Pover                             Chief Financial Officer and                    January 12, 2007
------------------------------------------    Secretary (Principal Financial and
Mark L. Pover                                 Accounting Officer)

/s/ Charles A. Lieppe                         Co-Chairman of the Board of                    January 12, 2007
------------------------------------------    Directors
Charles A. Lieppe

/s/ Robert Powers                             Director                                       January 12, 2007
------------------------------------------
Robert Powers

/s/ Robert J. Corliss                         Director                                       January 12, 2007
------------------------------------------
Robert J. Corliss

/s/ William M. Fenimore, Jr.                  Director                                       January 12, 2007
------------------------------------------
William M. Fenimore, Jr.

                                  EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             ----------------------

     3.1 Amended and Restated Certificate of Incorporation of Chantal Skin Care Corporation -- incorporated by reference to Exhibit
                 2.1 to Form 10-SB filed on February 12, 2004.

     3.2 Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated January 21, 2005 -- incorporated by reference to Exhibit 3.1.2 to Registration 333-1222774 filed on February 11, 2005.

     3.3 Certificate of Correction, dated March 9, 2006 -- incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

     3.4 Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated April 7, 2006 -- incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

     3.5 Amended and Restated Bylaws of Utix Group, Inc. -- incorporated by reference to Exhibit 2.2 to Form 10-SB filed on February 12, 2004.

     4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock -- incorporated by reference to
                 Exhibit 4.1 to Form 8-K filed on January 26, 2006.

     4.2         Form of Series A Warrant -- incorporated by reference to
                 Exhibit 10.2 to Form 8-K filed on January 26, 2006.

     4.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock -- incorporated by referenced to
                 Exhibit 4.1 to Form 8-K filed on November 7, 2006.

     4.4         Form of Series B Warrant -- incorporated by reference to
                 Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     4.5 2003 Stock Option Plan, as amended on July 18, 2006 -- filed herewith.

     10.1 Development Agreement, dated April 4, 2003, by and between eFunds Prepaid Solutions/WildCard Systems, Inc. and Corporate Sports Incentives, Inc. -- incorporated by reference to Exhibit
                 6.1 to Form 10-SB filed on February 12, 2004.

     10.2 Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc. -- incorporated by reference to Exhibit 6.3 to Form 10-SB filed on February 12, 2004.

     10.3 Employment Agreement for Anthony G. Roth -- incorporated by reference to Exhibit 6.4 to Form 10-SB filed on February 12, 2004.

     10.4 Lease for offices at New England Executive Park -- incorporated by reference to Exhibit 10.7 to Form 10-QSB filed on May 16, 2005.

     10.5 Form of Financial Restructuring Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 26, 2006.

     10.6 Form of Series A Preferred Stock Purchase Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2006.

     10.7 Form of Registration Rights Agreement, dated January 13, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 26, 2006.

     10.8 Employment Agreement of Mark L. Pover -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2006.

     10.9 Letter of Intent, dated July 17, 2006, by and between Utix Group, Inc. and PGA TOUR, Inc. -- incorporated by reference to
                 Exhibit 10.1 to Form 8-K filed July 21, 2006.

     10.10 Form of Series B Preferred Stock Purchase Agreement, dated November 9, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     10.11 Form of Registration Rights Agreement, dated November 9, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2006.

     14.1 Code of Ethics -- incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on January 13, 2006

     31.1        Certification of principal executive officer pursuant to
                 Section 13a-14(a) -- filed herewith

     31.2 Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith

     32.1        Certification of principal executive officer pursuant to
                 Section 1350 -- filed herewith

     32.2 Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith