Form 10QSB
period 2006-12-31
UTIX GROUP INC
filed 2007-02-20
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  December 31, 2006
                                                 -------------------------------

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

                Commission file number:  000-50589
                                        ----------------------------------------


                                UTIX GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Delaware                                    75-2340624
--------------------------------------------------        ----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)


          7 New England Executive Park, Suite 610 Burlington, MA 01803
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (781) 229-2589
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

As of February 20, 2007, the issuer had 1,619,844 shares of common stock issued and outstanding (excluding 384,369 shares being held in escrow subject to certain beneficial ownership limitations).

Transitional Small Business Disclosure Format (Check one):  Yes |_|     No |X|

                         QUARTERLY REPORT ON FORM 10-QSB
                      OF UTIX GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       ------


PART I       - FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements....................................................     2
                    Unaudited Consolidated Balance Sheets as of December 31, 2006 and September 30,
                        2006........................................................................     2
                    Unaudited Consolidated Statements of Operations for the Three Months Ended
                        December 31, 2006 and 2005..................................................     3
                    Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                        December 31, 2006 and 2005..................................................     4
                    Unaudited Consolidated Statements of Stockholders' Deficit for the Three Months
                        Ended December 31, 2006.....................................................     5
                    Notes to Consolidated Unaudited Financial Statements............................     6
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................    22
Item 3.        Controls and Procedures..............................................................    33

PART II      - OTHER INFORMATION

Item 1.        Legal Proceedings....................................................................     35
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds..........................     35
Item 3.        Defaults Upon Senior Securities......................................................     38
Item 4.        Submission of Matters to a Vote of Security Holders..................................     38
Item 5.        Other Information....................................................................     39
Item 6.        Exhibits.............................................................................     39

Signatures..........................................................................................     41

Exhibit Index.......................................................................................     42

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             DECEMBER 31,          SEPTEMBER 30,
ASSETS                                                                                          2006                   2006
                                                                                          --------------------------------------
                                                                                             (UNAUDITED)
Current Assets:
      Cash and cash equivalents                                                             $     650,523          $    642,757
      Short-term investments                                                                      452,111               526,767
      Restricted cash                                                                           1,588,877               967,627
      Accounts receivable, net                                                                    635,987                19,506
      Note receivable                                                                             200,000                     -
      Inventory, net                                                                              177,989               116,601
      Prepaid expenses and other current assets                                                   276,521               113,546
                                                                                          --------------------------------------
            Total current assets                                                                3,982,008             2,386,804
                                                                                          --------------------------------------

Property and equipment:
      Equipment and software                                                                      396,819               382,054
      Furniture and fixtures                                                                       59,906                56,849
                                                                                          --------------------------------------
                                                                                                  456,725               438,903
      Less - accumulated depreciation                                                             306,590               285,207
                                                                                          --------------------------------------
Property and equipment, net                                                                       150,135               153,696

Other assets                                                                                       28,453                28,453

                                                                                          --------------------------------------
TOTAL ASSETS                                                                                $   4,160,596          $  2,568,953
                                                                                          ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current maturities of capital lease obligations                                            $ 13,443              $ 15,953
      Accounts payable                                                                            380,304               689,348
      Accrued expenses                                                                            908,744               952,314
      Liability associated with warrants                                                                -               294,127
      Customer deposits                                                                           848,384               770,672
      Deferred revenue                                                                          1,388,246               592,993
                                                                                          --------------------------------------
          Total current liabilities                                                             3,539,121             3,315,407
                                                                                          --------------------------------------

Long-term liabilities:
      Capital lease obligations - less current maturities                                           1,366                 3,353
                                                                                          --------------------------------------
          Total long-term liabilities                                                               1,366                 3,353
                                                                                          --------------------------------------

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized;
      1,071 shares issued and outstanding at September 30, 2006                                         -             5,355,000

Stockholders' equity (deficit):
      Preferred stock, $0.001 par value, 25,000,000 shares authorized;
          Series A convertible, 1,063 shares issued and outstanding at                                  1                     -
            December 31, 2006 (liquidation preference of $5,315,000)
          Series B convertible, 2,308,077 shares issued and outstanding at                          2,308                     -
            December 31, 2006 (liquidation preference of $3,000,500)
      Common stock, $0.001 par value, 375,000,000 shares authorized;
          2,002,213 and 1,896,444 shares issued and outstanding at
          Dectember 31, 2006 and September 30, 2006, respectively                                   2,002                 1,896
      Additional paid in capital                                                               27,757,117            19,418,507
      Deferred compensation                                                                             -              (336,813)
      Accumulated deficit                                                                     (27,141,319)          (25,188,397)
      Accumulated other comprehensive income                                                            -                     -
                                                                                          --------------------------------------
          Total stockholders' equity (deficit)                                                    620,109            (6,104,807)

                                                                                          --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $   4,160,596          $  2,568,953
                                                                                          ======================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                2006                      2005
                                                                         -----------------------------------------
                                                                             (UNAUDITED)               (UNAUDITED)

Net revenues                                                                $    180,645               $  436,612

Cost of revenues                                                                 250,675                  216,197
                                                                         -----------------------------------------

         Gross (loss) profit                                                     (70,030)                 220,415

Selling and administrative expenses                                            1,574,295                  767,708
                                                                         -----------------------------------------

         Loss from operations                                                 (1,644,325)                (547,293)
                                                                         -----------------------------------------

Other income (expense):
    Investment income, net                                                         7,274                    1,908
    Interest expense                                                                (682)                (124,181)
    Other expense and non-cash interest                                         (239,175)                (134,147)
                                                                         -----------------------------------------
                                                                                (232,583)                (256,420)
                                                                         -----------------------------------------

         Loss before provision (benefit) for income taxes                     (1,876,908)                (803,713)

Provision (benefit) for income taxes                                                   -                        -
                                                                         -----------------------------------------

         Net loss                                                           $ (1,876,908)              $ (803,713)
                                                                         =========================================

         Series A preferred stock deemed dividend                           $ (5,632,530)              $        -
         Series B preferred stock deemed dividend                           $   (253,773)              $        -
                                                                         -----------------------------------------

         Loss applicable to common shareholders                             $ (7,763,211)              $ (803,713)
                                                                         =========================================

Net loss per common share applicable to common shareholders:
    Basic and diluted                                                       $      (3.98)              $    (2.16)
                                                                         =========================================

Weighted average number of common shares outstanding:
    Basic and diluted                                                          1,950,895                  372,610
                                                                         =========================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                            2006                   2005
                                                                                     ----------------------------------------
                                                                                        (UNAUDITED)             (UNAUDITED)

Cash flows from operating activities:
       Net loss                                                                        $ (1,876,908)            $  (803,713)
       Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
            Depreciation and amortization                                                    21,383                  34,773
            Stock-based compensation                                                         90,779                       -
            Non-cash interest and other expense                                             239,175                 134,147
            Non-cash operating expense (income)                                                (319)                (22,496)
            Changes in assets and liabilities
                (Increase) decrease in:
                      Accounts receivable                                                  (616,481)                (88,059)
                      Notes receivable                                                     (200,000)                      -
                      Inventory                                                             (61,388)                (19,402)
                      Prepaid expenses                                                     (162,975)                 46,796
                      Other assets                                                           24,656                  15,550
                Increase (decrease) in:
                      Accounts payable                                                     (309,044)                201,194
                      Accrued expenses                                                     (177,753)                162,888
                      Deferred revenue                                                      795,253                  44,551
                      Customer deposits                                                      77,712                  49,586
                                                                                     ----------------------------------------
                Net cash used in operating activities                                    (2,155,910)               (244,185)
                                                                                     ----------------------------------------

Cash flows from investing activities:
       Purchase of short-term investments                                                  (450,000)                      -
       Proceeds from redemption of short-term investments                                   500,000                       -
       Purchases of property and equipment                                                  (17,822)                 (5,850)
                                                                                     ----------------------------------------
                Net cash provided by (used in) investing activities                          32,178                  (5,850)
                                                                                     ----------------------------------------

Cash flows from financing activities:
       Proceeds from notes payable                                                                -                 146,000
       Repayment of notes payable                                                                 -                (200,000)
       Restricted cash                                                                     (621,250)                (78,706)
       Proceeds from warrant exercise                                                             -                     125
       Proceeds from sale of preferred stock, net                                         2,757,245                       -
       Payments on capital lease obligations                                                 (4,497)                 (6,333)
                                                                                     ----------------------------------------
                Net cash provided by (used in) financing activities                       2,131,498                (138,914)
                                                                                     ----------------------------------------

Net increase (decrease) in cash and cash equivalents                                          7,766                (388,949)
Cash and cash equivalents, beginning of period                                              642,757                 748,586
                                                                                     ----------------------------------------

Cash and cash equivalents, end of period                                               $    650,523             $   359,637
                                                                                     ========================================

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                          $        682             $    19,374
                                                                                     ========================================

Supplemental disclosure of noncash investing and financing activities:
       Warrants issued for services                                                    $     40,659             $         -
                                                                                     ========================================
       Conversion of preferred stock to common stock                                   $     40,000             $         -
                                                                                     ========================================
       Non-cash dividends to preferred stockholders of Series A preferred stock
       arising from beneficial conversion feature                                      $  5,632,530             $         -
                                                                                     ========================================

       Non-cash dividends to preferred stockholders of Series B preferred stock
       arising from beneficial conversion feature                                      $    253,773             $         -
                                                                                     ========================================
       Warrants issued in connection with Series B convertible preferred stock         $    126,886             $         -
                                                                                     ========================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                               Series A Convertible           Series B Convertible
                                                                                 Preferred Stock                Preferred Stock
                                                                             Shares           Amount        Shares          Amount
                                                                          ----------------------------------------------------------
Balance, September 30, 2006                                                          -       $      -              -       $       -
                                                                          ----------------------------------------------------------
Net Loss                                                                             -              -              -               -

Reduction of compensation expense for non-employee stock option grants               -              -              -               -
Compensation expense for employee stock option grants                                -              -              -               -
Reclassification of deferred compensation                                            -              -              -               -
Reclassification of Series A convertible preferred stock (Note 3)                1,071              1              -               -
Reclassification of warrant liability (Note 5)                                       -              -              -               -
Issuance of Series B convertible preferred stock and warrants, net                   -              -      2,308,077           2,308
Conversion of Series A convertible preferred stock into common stock                (8)             -              -               -
Issuance of common stock in exchange for services                                    -              -              -               -
                                                                          ----------------------------------------------------------

Balance, December 31, 2006 (unaudited)                                           1,063       $      1      2,308,077       $   2,308
                                                                          ==========================================================

                                                                                                       Additional
                                                                                 Common Stock           Paid in          Deferred
                                                                             Shares        Amount       Capital        Compensation
                                                                          ----------------------------------------------------------
Balance, September 30, 2006                                                 1,896,444     $  1,896    $ 19,418,507      $ (336,813)
                                                                          ----------------------------------------------------------
Net Loss                                                                            -            -               -               -

Reduction of compensation expense for non-employee stock option grants              -            -            (319)              -
Compensation expense for employee stock option grants                               -            -          90,779               -
Reclassification of deferred compensation                                           -            -        (336,813)        336,813
Reclassification of Series A convertible preferred stock (Note 3)                   -            -       5,354,999               -
Reclassification of warrant liability (Note 5)                                      -            -         370,141               -
Issuance of Series B convertible preferred stock and warrants, net                  -            -       2,709,929               -
Conversion of Series A convertible preferred stock into common stock           30,769           31             (31)              -
Issuance of common stock in exchange for services                              75,000           75         149,925               -
                                                                          ----------------------------------------------------------

Balance, December 31, 2006 (unaudited)                                      2,002,213     $  2,002    $ 27,757,117      $        -
                                                                          ==========================================================

                                                                                                 Total
                                                                              Accumulated     Stockholders'
                                                                                Deficit          Deficit
                                                                          ----------------------------------
Balance, September 30, 2006                                                  $ (25,188,397)    $ (6,104,807)
                                                                          ----------------------------------
Net Loss                                                                        (1,876,908)    $ (1,876,908)

Reduction of compensation expense for non-employee stock option grants                   -     $       (319)
Compensation expense for employee stock option grants                                    -     $     90,779
Reclassification of deferred compensation                                                -     $          -
Reclassification of Series A convertible preferred stock (Note 3)                        -     $  5,355,000
Reclassification of warrant liability (Note 5)                                     (76,014)    $    294,127
Issuance of Series B convertible preferred stock and warrants, net                       -     $  2,712,237
Conversion of Series A convertible preferred stock into common stock                     -              $ -
Issuance of common stock in exchange for services                                        -     $    150,000
                                                                          ----------------------------------

Balance, December 31, 2006 (unaudited)                                       $ (27,141,319)    $    620,109
                                                                          ==================================

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

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

         The Company's products are offered through two distinct distribution channels including (1) sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users (corporate) and (2) sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains (retail) and the internet.

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

         On November 15, 2006, the Company closed on an agreement to sell Series B Convertible Preferred Stock for gross proceeds of $3,000,500. On January 23, 2007, the Company sold additional shares of Series B convertible preferred stock, and warrants for an aggregate purchase price of approximately $600,000. As a result of the Initial Series B Offering and Subsequent Series B Offering, the Company believes that it will have sufficient capital to fund our operations. However, until such time as the Company generates sufficient revenues from operations, it will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that the Company will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

         The financial information as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three months ended December 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2007 or for any future periods.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         BASIS OF PRESENTATION (CONTINUED)

         These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company's financial statements and related footnotes as of, and for the period ended September 30, 2006, together with the auditors' report, included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

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

         SHORT-TERM INVESTMENTS

         The Company maintains various short-term investments in certificate of deposits. As of September 30, 2006, the Company had $526,767 in a 9-month certificate of deposit maturing on October 26, 2006. As of December 31, 2006, the Company had $452,111 in a 9-month certificate of deposit maturing on August 27, 2007.

         RESTRICTED CASH

         The Company had cash of $252,967 and $251,842 in escrow at Discover Bank, at December 31, 2006 and September 30, 2006, respectively and $1,335,910 and $715,785 at 5 Star Bank to fund the maximum redemption amount on all activated magnetic strip tickets, at December 31, 2006 and September 30, 2006, respectively. In accordance with the Company's agreement with Discover, the maximum redemption amount on each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank) until the ticket has been redeemed or has expired. If the ticket is redeemed, the redemption and settlement costs are automatically withdrawn from the account to reimburse Discover for settling the redemption with the

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RESTRICTED CASH (CONTINUED)

         venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

         INVENTORY

         Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at the lower of cost or market. The Company periodically reviews the carrying value of its inventory to determine if any adjustments are needed to its carrying value. The Company recorded no provision on its inventory to reduce excess inventories in the quarters ended December 31, 2006 and 2005.

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

         STOCK-BASED COMPENSATION

         On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE BASED PAYMENT (SFAS
         123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES AND AMENDS FASB STATEMENT NO. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123 (R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

         In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123(R)'s implementation challenges for registrants.

         On October 1, 2006 (the first day of the Company's 2007 fiscal year), the Company adopted SFAS 123(R) and SAB 107. The Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

         Under the provisions of SFAS 123(R), the Company recognizes the fair value of stock compensation cost, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company's stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

         Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value method under APB 25 to account for stock-based awards. The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three months ended December 31, 2005 based on the fair value method under SFAS 123(R):

                                                                   For the Three Months Ended December 31,
                                                                                     2005

         Net loss, as reported                                                  $   (803,713)
         Deduct: employee stock compensation expense,
                       determined under fair value method for all awards             (49,709)
                                                                                -------------
         Pro forma net loss                                                     $   (853,422)
                                                                                =============
         Net loss per share (basic and diluted), as reported                    $      (2.16)
                                                                                =============
         Pro forma net loss per share (basic and diluted)                       $      (2.29)
                                                                                =============

         Beginning with the 2007 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the three months ended December 31, 2006 was $90,779, recorded in selling and administrative expenses. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $62,252 for the three months ended December 31, 2006 which caused the Company's net loss to increase by the same amount and its net loss per share available to common shareholders to increase by $0.03 per share for the three months ended December 31, 2006. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

         The Company's stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Board of Directors, and generally vest over a three or four year period beginning on the first year anniversary from date of grant and expire ten years from date of grant.

         The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock options plans for the three months ended December 31, 2006 and 2005 was $0.60 and $10.00, respectively.

         Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the three months ended December 31, 2006 and 2005.

                                                     For the Three Months Ended December 31,
                                                                  2006                  2005
                                                                  ----                  ----
                  Risk-free interest rate                        4.57%          3.18 - 4.35%
                  Expected lives                            6.25 years          5 - 10 years
                  Expected volatility                              50%                   50%
                  Dividend yield                                    0%                    0%

         The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatilities are based on a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on the simplified method for estimating expected option life, which qualify as "plain vanilla" options. Based on the Company's historical unvested forfeitures/cancellations, an estimated forfeiture rate of 5.93% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. Compensation expense is recognized on a straight-line basis over the stock option vesting period.

         Options outstanding and options exercisable at December 31, 2006 had no aggregate intrinsic value. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period, which was $1.10 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. No options were exercised in the three months ended December 31, 2006 and 2005.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         STOCK-BASED COMPENSATION (CONTINUED)

         Following is a summary of the activity for the Company's stock options for the three months ended December 31, 2006.

                                                                                    Weighted
                                                                     Weighted        Average
                                                                      Average       Remaining
                               Number of                             Exercise      Contractual      Aggregate
                                Shares           Price Range           Price          Life       Intrinsic Value
         --------------------------------------------------------------------------------------------------------
         Outstanding at           730,164    $  1.35 -  $ 50.00      $   5.62
         September 30, 2006
                              -----------------------------------------------------------------------------------
               Granted             35,000    $  1.10 -  $  1.10      $   1.10
               Forfeited/        (17,200)    $  2.00 -  $ 50.00      $   6.63
               Cancelled
               Exercised                -    $  0.00 -  $  0.00      $   0.00
                              -----------------------------------------------------------------------------------
         Outstanding at           747,964    $  1.10 -  $ 50.00      $   5.38      9.1 years         $    --
         December 31, 2006
                              ===================================================================================
         Exercisable at           278,340    $  2.00 -  $ 50.00      $   7.99      8.9 years         $    --
         December 31, 2006
                              ===================================================================================

         The Company had 2,036 shares available for grant at December 31, 2006.

3.       PREFERRED STOCK OFFERING

         During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company sold 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares, subject to anti-dilution provision discussed below, of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000 (net proceeds of $4,843,996). For each share of Series A Preferred Stock purchased investors received five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

3.       PREFERRED STOCK OFFERING (CONTINUED)

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

         The Company prepared and filed with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock originally issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants.

         In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the warrants (see Note 5), beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders as of September 30, 2006.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

3.       PREFERRED STOCK OFFERING (CONTINUED)

         On July 19, 2006, the Company entered into an agreement finalizing its relationship with a financial consultant who originally assisted the Company in securing financing opportunities. In consideration for its services, the Company agreed to pay a total of $100,000 and issued a warrant for the purchase of 175,000 shares of common stock, at an exercise price of $4.00 per share. The warrant will expire in July 2011. The warrants were valued at $48,109 using the Black-Scholes model.

         The Series A Preferred Stock was initially classified as temporary equity in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, primarily because of the provisions of the registration rights agreement described above.

         The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A convertible preferred stock. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed with respect to the registrable securities.

         On October 1, 2006, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS and, accordingly, reassessed the classification of the Series A Convertible Preferred Stock. As of October 1, 2006, the carrying value of the Series A Convertible Preferred Stock was reclassified into permanent equity.

         On November 15, 2006, the Company amended its articles of incorporation to designate 2,692,308 shares out of the total authorized number of 25,000,000 shares of its preferred stock, as Series B Convertible Preferred Stock and closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund, LTD, MicroCapital Fund LP, Crescent International, LTD and Allen Lowy (collectively, the "Investors"). Pursuant to such agreement, the Company offered up to 2,308,077 shares of its Series B Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock"), and warrants ("Warrants") to purchase up to 346,212 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company offered the Series B Preferred Stock for a per share purchase price of $1.30, for aggregate gross proceeds of $3,000,500. For each share of Series B Preferred Stock purchased investors will receive five year warrants to purchase 0.15 shares of Common Stock with an exercise price of $2.60 per share. The Series B Preferred Stock have the same liquidation preference rights to the Series A Preferred Stock. The Company remitted $243,255 and issued 106,177 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to third parties as compensation for assisting in the financing event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $40,660.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

3.       PREFERRED STOCK OFFERING (CONTINUED)

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

         In connection with the issuance of the Series B Convertible Preferred Stock, the Company recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the beneficial conversion feature and warrants (Note
         5) of $253,773 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of December 31, 2006.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------


3.       PREFERRED STOCK OFFERING (CONTINUED)

         The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed with respect to the registrable securities. The Company has determined that it was probable that the registration statement would not be filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 has allocated approximately $45,000 against the proceeds of the Series B Convertible Preferred Stock and recorded a corresponding liability for the estimated liquidated damages.

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

                                               Common Shares                    Conversion Price/
         Equity Instrument                     Underlying Instrument            Strike Price
         -----------------                     ---------------------            ------------
         Series A Preferred Stock
                  Initial                        2,677,500                        $2.00
                  After Series B offering        4,119,231                        $1.30

         Warrants
                  Initial                          991,315                        $4.00
                  After Series B offering        3,050,200                        $1.30

         Warrants
                  Initial                          172,171                        $4.00
                  After Series B offering          209,325                        $3.29

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

3.       PREFERRED STOCK OFFERING (CONTINUED)

         Included in the table above are warrants to purchase 683,125 shares of the Company's common stock at $4.00 that were issued with the Series A convertible preferred stock. As a result of the issuance of the Series B convertible preferred stock, the exercise price was reduced to $1.30 and the shares were increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying the Series A convertible preferred stock. These adjustments resulted in the recording of a non-cash Series A preferred stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of December 31, 2006.

         Also included above are other warrants issued during fiscal year 2006. The Company had issued warrants to purchase an aggregate of 480,359 shares of the Company's common stock at the exercise price of $4.00 per share for a period of five years. As a result of the issuance of the Series B convertible preferred stock, the exercise price for certain of these warrants was reduced to $1.30 and the shares issuable were increased to 948,277 and for the remaining warrants, the exercise price was reduced to $3.29 and the shares issuable were increased to 209,325.

         The Company has determined that it was probable that the registration statement related to the additional shares issuable as a result of the anti-dilution adjustment described above, would not be filed in accordance with the registration agreement and has recorded the estimated liquidated damages in the amount of approximately $239,000 as other expense and non-cash interest during the quarter ended December 31, 2006.

4.       OTHER AGREEMENTS

          PGA AGREEMENT

         On July 17, 2006, the Company entered into a binding letter of intent with PGA TOUR, Inc. regarding the exclusive use, subject to certain approval rights, of the PGA TOUR brand and/or logo throughout the United States in connection with the development, marketing and sale of prepaid golf experience ticket products. The Company is required to remit to the PGA TOUR certain minimum guaranteed license fees, which are recoupable against actual earned royalties, and non-refundable equity consideration. The Company is responsible for (i) development, marketing, distribution, fulfillment and sale of the Licensed Products, and (ii) manufacturing, distribution, operations, customer service and venue management. The agreement runs through July 31, 2011, unless terminated pursuant to the agreement. The Company recorded approximately $81,000 as a component of cost of revenues during the three months ended December 31, 2006.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

4.       OTHER AGREEMENTS (CONTINUED)

         INVESTOR RELATION FIRM AGREEMENT

         In consideration for certain investor relations and public relations services provided to the Company pursuant to a consulting agreement during the year ended September 30, 2006, the Company issued to an investor relations firm 75,000 shares of common stock, which were valued at an aggregate of $150,000. In addition, the Company granted the investor relation firm stock options to purchase an additional 100,000 shares of our common stock, at an exercise price of $2.00 per share. At the date of issuance, the fair value of the options of
         $75,490 was calculated using the Black-Scholes option pricing model. The value allocated to the options were amortized to non-cash operating expense over the term of the agreement. The options vested automatically upon their grant, and expire on November 1, 2011, unless otherwise terminated in accordance with the agreement.

5.       WARRANTS

         In connection with the Series A preferred stock offering discussed above, the Company issued detachable warrants allowing for the purchase of 683,125 shares, subject to anti-dilution discussed above, of the Company's common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." Subsequent changes in the fair value of the warrants in fiscal 2006 were reflected in the Consolidated Statement of Operations. The Company reassessed the classification of the warrants under the provisions of EITF 00-19-2. As of October 1, 2006, the Company reclassified the initial fair value allocated to the warrants of $370,141 into permanent equity and recorded approximately $76,000 to retained earnings.

         In connection with the Series B convertible preferred stock offering discussed in Note 3, the Company issued detachable five year warrants allowing for the purchase of 346,212 shares of the Company's common stock at an exercise price of $2.60. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series B convertible preferred stock were allocated to the preferred stock and warrants based on their relative fair values. The fair value allocated to the warrants was $126,886. The Company also issued five year warrants to purchase 106,177 shares of the Company's common stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $40,660.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

5.       WARRANTS (CONTINUED)

         Warrants granted during the three months ended December 31, 2006 and 2005 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows.

                                                              For The Three Months Ended December 31,
                                                                 2006                      2005
                                                                 ----                      ----
                  Risk-free interest rates                       4.70%                   4.43 - 4.45%
                  Expected lives                                 5 years                   2 years
                  Expected volatility                            50%                       50%
                  Dividend yield                                 0%                        0%
                  Weighted-average fair value of grants          $0.39                     $0.02

         The following is a summary of warrants outstanding as of December 31, 2006.

                   Number        Issue Date        Issued in Connection with     Exercise Price     Expiration Date
                   ------        ----------        -------------------------     --------------     ---------------
                    948,277     January 2006        Financial Restructuring          $ 1.30          January 2011
                    209,325     January 2006        Financial Restructuring          $ 3.29          January 2011
                  2,101,923     January 2006        Preferred stock offering         $ 1.30          January 2011
                    175,000     July 2006           Preferred stock offering         $ 4.00          July 2011
                    452,389     November 2006       Preferred stock offering         $ 2.60          November 2011
                  ---------
                  3,886,914
                  =========

6.       STOCK COMPENSATION AND OPTION PLAN

         On November 13, 2003, the Company's Board of Directors approved a stock-based equity incentive plan (the Plan) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options (incentive and non-statutory) to purchase the Company's common stock. The Plan is administered by the Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards.

         Under the Plan, the options generally vest ratably over periods ranging from 36 to 48 months (or automatically upon a change in control, as defined). In February 2006, the Board of Directors approved (and shareholders subsequently ratified) an increase in the number of options that may be granted by the Company under the Plan from 126,000 to 750,000. During the first quarter ended December 31, 2006, 35,000 options were granted to employees and directors. No options were granted during the first quarter ended December 31, 2005.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

6.       STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

         On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35.00 per share, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123(R) and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was initially calculated as $331,937. The Company remeasured the fair value of the unearned options and recorded approximately $319 and $22,500 as a reduction to selling and administrative expenses for the three months ended December 31, 2006 and December 31, 2005, respectively.

7.       LOSS PER COMMON SHARE

         Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended December 31, 2006 and 2005, potentially dilutive shares, representing an aggregate of 11,031,418 and 554,599 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

7.       LOSS PER COMMON SHARE (CONTINUED)

         The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                              Three Months Ended
                                         December 31,     December 31,
                                            2006              2005

Loss applicable to common
shareholders                             $(7,763,211)      $(803,713)
                                         ===========       =========
Weighted-average common
   shares and equivalents
   outstanding - basic and
   diluted                                 1,950,895         372,610
                                         ===========       =========
Basic and diluted net loss
   per common share                      $     (3.98)      $   (2.16)
                                         ===========       =========
Number of shares underlying
   warrants excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                 3,886,914         301,346
                                         ===========       =========
Number of shares underlying
   Series A convertible
   preferred excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                 4,088,463               -
                                         ===========       =========
Number of shares underlying
   Series B convertible
   preferred excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                 2,308,077               -
                                         ===========       =========
Number of shares underlying
   convertible debt excluded
   in calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                         -         178,520
                                         ===========       =========
Number of shares underlying
   options excluded in
   calculation of diluted
   earnings per common share
   due to anti-dilutive
   effects                                   747,964          74,733
                                         ===========       =========
--------------------------------------------------------------------------------

UTIX GROUP, INC.
Notes to Consolidated Unaudited Financial Statements

--------------------------------------------------------------------------------

8.       RETIREMENT PLAN

         The Company adopted a 401(K) plan covering substantially all employees beginning in March 2006. The plan allows participants to elect to defer up to 90% of their compensation to a maximum of the amount legally allowed. The Company matches 50% of participant deferrals, up to 3% of their salary. The employer's contribution for the three months ended December 31, 2006 was $14,544.

9.       SUBSEQUENT EVENT

         On January 16, 2007, the Company entered into a Purchase Agreement (the "Subsequent Series B Purchase Agreement") with Dolphin Offshore Partners, L.P. (the "Additional Series B Investor"). Pursuant to the Subsequent Series B Purchase Agreement, as of January 23, 2007 (the "Subsequent Closing Date"), the Company sold to the Additional Series B Investor a total of (i) 461,538 shares of its Series B Preferred Stock, which are convertible at a rate of $1.30 per share, into an equal number of shares of our common stock, and (ii) Series B Warrants to purchase up to 69,231 shares of its common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of approximately $600,000 (the "Subsequent Series B Offering").

         It is the Company's intention, and the intention of the Additional Series B Investor, that the Additional Series B Investor's rights and obligations shall be pari passu with the other or original Series B Investors. In addition, the Company granted the Additional Series B Investor the right to "piggyback" the shares of common stock underlying the shares of Series B Preferred Stock and Series B Warrants it purchased on each Registration Statement the Company files on behalf of any of the purchasers in the Initial Series B Offering, so long as the registration form to be used is suitable for the registration of the Registrable Securities.

         In consideration for the introduction of the Additional Series B Investor to the Company by Jesup & Lamont, an investment banking firm, as of January 23, 2007, Jesup & Lamont received, among other things, five-year warrants to purchase 27,692 shares of Common Stock, at an exercise price of $2.60 per share (the "Jesup Warrants"). The Company granted Jesup & Lamont the right to "piggyback" the shares of its common stock issuable upon exercise of the Jesup Warrants on each Registration Statement the Company files on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The financial and business analysis in this Quarterly Report on Form 10-QSB (the "Report") provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Report, and our Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006 (the "Annual Report").

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

RECENT DEVELOPMENTS

         On November 15, 2006, we sold an aggregate of 2,308,077 shares of our Series B convertible preferred stock, and warrants to purchase up to 346,212 shares of our common stock, for an aggregate purchase price of $3,000,500.30. On January 23, 2007, we sold an additional 461,538 shares of our Series B convertible preferred stock, and warrants to purchase up to 69,231 shares of our common stock, for an aggregate purchase price of $599,999.40. We intend to use the proceeds from these sales for general working capital requirements.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED WITH THREE MONTH PERIOD ENDED DECEMBER 31, 2005.

         Net revenues for the three month period ended December 31, 2006 were $180,645, or $255,967 lower than the $436,612 in revenues recognized for the three month period ended December 31, 2005. The revenue decline in the three month period ended December 31, 2006 as compared to the same period in fiscal 2005 is primarily attributable to decreased redeemed and expired tickets in movie, golf, and spa tickets through retail channels, partially offset by an increase in redeemed and expired ski tickets. This decrease is due to no major promotional programs in place in the first quarter ended December 31, 2006.

         Gross profit (loss) for the three month period ended December 31, 2006 was $(70,030), or (39)% of revenues, as compared to $220,415, or 50% of revenues, for the three month period ended December 31, 2005. The high gross profit percentage earned in the first quarter of fiscal 2005 was primarily attributable to breakage recognized on prior year retail sales of golf and spa tickets (i.e., 74% percent of golf and 62% of spa tickets sold at retail locations in the three months ended December 31, 2004 expired unused during the three months ended December 31, 2005). These breakage rates exceeded our historical averages and may not be repeated in future periods. The negative gross profit of 39% in the three month period ended December 31, 2006 was attributable to higher costs on ski tickets redeemed, increased fulfillment costs relating to outsourcing, and royalty fees for license and distribution rights.

         Total operating expenses, which include selling and administrative expenses and non-cash operating income, for the three month period ended December 31, 2006 were $1,574,295 as compared to

$767,708 for the three month period ended December 31, 2005. The increase in operating expenses was $806,587, or 105%.

         Selling and administrative expenses, at $1,574,295, were approximately $807,000 higher in the three month period ended December 31, 2006 as compared to $767,708 for the three month period ended December 31, 2005. Cost increases in the three month period ended December 31, 2006 versus December 31, 2005 were primarily related to approximately $281,864 in labor and performance bonuses, as well as $141,256 increase in general business consulting services, $130,120 increase in professional fees, $90,779 compensation associated with employee option grants, $69,045 increase in marketing materials relating to ticket designs and promotional advertising, and $71,346 higher office and infrastructure costs. The three months ended December 31, 2006 and 2005 included a reduction to expenses of $319 and $22,496, repectively, for option grants to non-employees.

         Other income (expenses) were $(232,583) and $(256,420) for three month period ended December 31, 2006 and 2005, respectively. The $23,837 decrease in charges for the three month period ended December 31, 2006, as compared to 2005, was primarily related to $239,175 in accrued registration penalties relating to Series A offering, a reduction of $134,147 in non-cash charges in 2005 that were attributable to amortization of financing costs and other charges and a $123,499 reduction in interest expense in the three month period ended December 31, 2005.

         Our net loss for the three month period ended December 31, 2006, at $1,876,908, was 134%, or $1,073,195 higher than the net loss of $803,713 for the three month period ended December 31, 2005.

         During the three month period ended December 31, 2006, we recorded a Series B Preferred Stock deemed dividend of $253,773 and a Series A Preferred Stock deemed dividend of $5,632,530. In connection with the issuance of the Series B Convertible Preferred Stock, we recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the beneficial conversion feature and warrants (Note 5) of $253,773 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of December 31, 2006.

         As a result of the issuance of the Series B convertible preferred stock, the exercise price of $4.00 per share for warrants to purchase 683,125 shares of our common stock was reduced to $1.30 per share and the shares were increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying the Series A convertible preferred stock. These adjustments resulted in the recording of a non-cash Series A preferred stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and affect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3,000,000 to $10,000,000 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover Financial Services ("Discover"), requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

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

         As of December 31, 2006 we had cash and cash equivalents of $650,523 as compared to $642,757 as of December 31, 2005. Working capital at December 31, 2006 was $442,887, as compared to a working capital deficiency of $928,603 at September 30, 2006. Cash inflows exceeded cash outflows and cash on hand increased by $7,766 during the three month period ended December 31, 2006 due to $2,757,245 in net proceeds from the sale of Series B Preferred Stock described below, less $621,250 in cash used in restricted cash, and $2,155,910 in cash used in operations. In addition, we had $1,588,877 in cash accounts restricted for use in settling magnetic stripe tickets issued as of December 31, 2006.

SALES OF SERIES A PREFERRED STOCK AND RELATED FINANCIAL RESTRUCTURING

         On January 20, 2006, we sold to certain investors (the "Series A Investors") an aggregate of (a) 1,093 shares of our Series A convertible preferred stock, $.001 par value per share ("Series A Preferred Stock"), which were originally convertible at a rate of $2.00 per share, subject to anti-dilution provisions, into approximately 2,732,500 shares of our common stock, and (b) warrants ("Series A Warrants") to purchase up to 683,125 shares of our common stock, at an original exercise price of $4.00 per share (the "Series A Warrant Shares"), subject to anti-dilution provisions, for an aggregate purchase price of $5,465,000 (the "Series A Offering").

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

         We filed with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants purchased in the Series A Offering, which became effective as of May 9, 2006 (the "Series A Registration Statement"). If we do not keep the Series A Registration Statement effective until the date on which all of such shares covered by such Series A Registration Statement may be sold pursuant to Rule 144(k), then we will have to pay to each Series A Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the Series A Investors for each month that such event has not occurred.

         In consideration for services performed by a broker in connection with the Series A Offering, we agreed to issue warrants allowing for the purchase of 175,000 shares of our common stock at $4.00 per common share. The warrants were valued at approximately $48,000 using the Black-Scholes option pricing model and were used to offset proceeds from the Series A Offering. The Series A Warrants will expire in July 2011.

         As a result of adjustments made upon the consummation of our sale of Series B Preferred Stock and Series B Warrants, as of November 15, 2006 (described below), the remaining 1,063 shares of Series A Preferred Stock are now convertible at a rate of $1.30 per share into 4,088,463 shares of our common stock, and a total of 2,101,923 Series A Warrants are now exercisable at $1.30 per share.

         In connection with the Series A preferred stock offering discussed above, we issued detachable warrants allowing for the purchase of 683,125 shares, subject to anti-dilution discussed above, of our common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." Subsequent changes in the fair value of the warrants in fiscal 2006 were reflected in the Consolidated Statement of Operations. We reassessed the classification of the warrants under the provisions of EITF 00-19-2. As of October 1, 2006, we reclassified the initial fair value allocated to the warrants of $370,141 into permanent equity and recorded approximately $76,000 to retained earnings.

         In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, we recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders as of September 30, 2006.

         On October 1, 2006, we adopted the provisions of Emerging Issues Task Force (EITF) 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS and, accordingly, reassessed the classification of the Series A Convertible Preferred Stock. As of October 1, 2006, the carrying value of the Series A Convertible Preferred Stock was reclassified into permanent equity.

         As a condition to the Series A Investors agreeing to the terms of the Series A Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt") as of January 13, 2006 had to be paid in full to the debtholders of record (the "Debtholders") as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into 1,232,750 shares of our common stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into 197,240 shares of our common stock at the conversion rate of $12.50; and
(C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of our common stock at the exercise price of $4.00 per share for a period of five (5) years, subject to anti-dilution provisions, and (ii) all of the holders (the "Warrantholders") of the our outstanding warrants (the "Original Warrants") as of January 13, 2006 received amended and restated warrants (the "Restated Warrants") whereby the Warrantholders have the right to purchase approximately 172,173 shares of common stock, subject to anti-dilution provisions, or fifty (50%) percent of the number of shares of common stock each Warrantholder could have purchased under the Original Warrants, at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Financial Restructuring"). As a result of the Financial Restructuring, we agreed to issue an aggregate of 1,429,990 shares of common stock and warrants to purchase 308,188 of its common stock at $4.00 subject to anti-dilution provisions. However, the percentage of shares of outstanding common stock that three of the debt holders can beneficially own are contractually limited so that they cannot convert all of their debt until the percentage of outstanding shares that they would beneficially own as a result of the conversion is reduced. Accordingly, we issued 1,045,681 of the 1,429,990 Common Shares associated with the Financial Restructuring in the quarter ended June 30, 2006 and the remaining 384,369 shares are being held in escrow, subject to these beneficial ownership limitations.

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

         As a result of the consummation of our sale of Series B Preferred Stock and Series B Warrants (described below), as of November 15, 2006, we (a) increased the number of shares of common stock the Debtholders will receive upon exercise of the Debtholder Warrants by 640,087 shares, (b) reduced the exercise price of all 948,277 of the Debtholder Warrants to $1.30, (c) increased the number of shares of common stock the Warrantholders will receive upon exercise of the Restated Warrants by 37,154, and (d) reduced the exercise price of all 209,325 of the Restated Warrants to $3.29.

         As a result of the adjustments made to the Series A Preferred Stock, the Series A Warrants, the Debtholder Warrants and the Restated Warrants, we are required to register the 2,096,039 additional shares of our common stock underlying these securities.

         We have determined that it was probable that the registration statement related to the additional shares issuable as a result of the anti-dilution adjustment described above, would not be filed in accordance with the registration agreement and has recorded the estimated liquidated damages in the amount of approximately $239,000 as other expense and non-cash interest during the quarter ended December 31, 2006.

SALES OF SERIES B PREFERRED STOCK

         On November 15, 2006, we sold to certain investors (the "Series B Investors") an aggregate of (a) 2,308,077 shares of our Series B convertible preferred stock, $.001 par value per share ("Series B Preferred Stock") which are convertible at a rate of $1.30 per share, into an equal number of shares of our common stock, and (b) warrants ("Series B Warrants") to purchase up to 346,212 shares of our common stock, at an exercise price of $2.60 per share ("Series B Warrant Shares"), for an aggregate purchase price of $3,000,500 (the "Initial Series B Offering").

         The Series B Warrants have a term of five years. We have the right to call the Series B Warrants if the closing price of the common stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock). At any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series B Warrants initially issued, or (b) the number of remaining Series B Warrants held by the holders thereof.

         The holders of our Series B Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the common stock without paying a dividend on the Series B Preferred Stock on an as-converted basis. Upon any liquidation, dissolution or winding up of our company, the holders of the Series B Preferred Stock will be entitled to a liquidation preference equal to the purchase price of the Series B Preferred Stock plus any accrued and unpaid dividends. In addition to any other voting rights provided by law, the Series B Preferred Stock has the right to vote together with the holders of common stock as a single class on any matter on which the common stock is entitled to vote. Each share of Series B Preferred Stock is entitled to one vote for each share of common stock into which it is then convertible. As of the date hereof, no shares of our Series B Preferred Stock have been converted into shares of our common stock.

         We are required to file with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants purchased in the Initial Series B Offering (the "Series B Registration Statement"). If we do not keep the Series B Registration Statement effective until the date on which all of such shares covered by such Series B Registration Statement may be sold pursuant to Rule 144(k), then we will have to pay to each Series B Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the Series B Investors for each month that such event has not occurred.

         We have determined that it was probable that the registration statement would not be filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 has allocated approximately $45,000 against the proceeds of the Series B Convertible Preferred Stock and recorded a corresponding liability for the estimated liquidated damages.

         In connection with the Series B convertible preferred stock offering discussed in Note 3, we issued detachable five year warrants allowing for the purchase of 346,212 shares of our common stock at an exercise price of $2.60. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series B convertible preferred stock were allocated to the preferred stock and warrants based on their relative fair values. The fair value allocated to the warrants was $126,886.

         In connection with the issuance of the Series B Preferred Stock, we recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined discount that resulted from the Series B Warrants, and the beneficial conversion feature, or a total of $253,773, as a deemed dividend on the accompanying Consolidated Statement of Operations.

         In consideration for services performed by a broker in connection with the Initial Series B Offering, we issued warrants allowing for the purchase of 106,177 shares of our common stock at $2.60 per common share. The warrants were valued at approximately $40,660 using the Black-Scholes option pricing model and were used to offset proceeds from the Initial Series B Offering. The Series B Warrants will expire in 2011.

         On January 23, 2007, we sold to one investor (the "Additional Series B Investor") an additional (a) 461,538 shares of our Series B Preferred Stock, which are convertible at a rate of $1.30 per share, into an equal number of shares of our common stock, and (b) Series B Warrants to purchase up to 69,231 shares of our common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of approximately $600,000 (the "Subsequent Series B Offering").

         It is our intention, and the intention of the Additional Series B Investor, that the Additional Series B Investor's rights and obligations shall be pari passu with the Series B Investors (described above).

         In consideration for services performed by a broker in connection with the Subsequent Series B Offering, we issued warrants allowing for the purchase of 27,692 shares of our common stock at $2.60 per common share. The warrants were valued at approximately $10,678 using the Black-Scholes option pricing model. The warrants will expire in 2012.

         As a result of the Initial Series B Offering and Subsequent Series B Offering, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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

OPTIONS AND WARRANTS

         As of December 31, 2006, we had outstanding 4,634,878 options and warrants, of which 4,165,254 were exercisable. The exercise price of the exercisable warrants and options range from $1.10 to $50.00 per share. If all of these options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $10,556,151.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations, as of December 31, 2006, are as follows:

-----------------------------------------------------------------------------------------------------------------
                                          Payments Due By Period
-----------------------------------------------------------------------------------------------------------------
                                                      Less than                          After       More than
Contractual obligations                  Total          1 year         1-3 years       3-5 years      5 years
-------------------------------- ---------------- --------------- --------------- --------------- ---------------
Building leases                        $ 448,492        $131,266       $ 262,532        $ 54,694        --
-------------------------------- ---------------- --------------- --------------- --------------- ---------------
Capital lease obligations              $  15,921        $ 14,531       $   1,390           --           --
-------------------------------- ---------------- --------------- --------------- --------------- ---------------
Total                                  $ 464,413        $145,797       $ 263,922        $ 54,694        --
-------------------------------- ---------------- --------------- --------------- --------------- ---------------

RECENT ACCOUNTING PRONOUNCEMENTS

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

         STOCK-BASED COMPENSATION

            On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 123 (revised 2004), SHARE BASED PAYMENT (SFAS
123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES AND AMENDS FASB STATEMENT NO. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123 (R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

         On October 1, 2006 (the first day of the Company's 2007 fiscal year), we adopted SFAS 123(R). We adopted SFAS 123(R) using a modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

         FINANCIAL INSTRUMENTS

         When accounting for various transactions with financial instruments, the company considers SFAS 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, Emerging Issues Task Force
(EITF) 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK, EITF 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS, and EITF Topic No. D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES, among others.

OFF BALANCE SHEET ARRANGEMENTS

             None.

ITEM 3.    CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objectives.

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

         Our management discussed these significant deficiencies with our Audit Committee and engaged in remediation efforts to ensure that the significant deficiencies do not reoccur, including:

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

         These remediation efforts were designed to address the material weakness identified by Vitale and to improve and strengthen our overall control environment. We believe these actions will prevent the significant deficiencies from reoccurring. Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Except as described above, there were no changes in our internal control over financial reporting in connection with our evaluation that occurred during the first quarter of fiscal 2007 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         On January 24, 2007, Robert L. Geltzer, as Ch. 7 Trustee of Howard P. Effron, instituted an action against us in United States Bankruptcy Court, Southern District of New York, seeking approximately $698,000, based upon our purported breach of two contracts. We believe we have meritorious defenses against the claims asserted against us and plan to vigorously defend against these claims.

         Other than as set forth above, we not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. In addition, no director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any proceeding.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In the three-month period ended December 31, 2006, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

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

INITIAL PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK

         On November 9, 2006, we entered into a Purchase Agreement (the "Initial Series B Purchase Agreement") with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund Ltd., MicroCapital Fund L.P., Crescent International Ltd., and Allen Lowy (collectively, the "Series B Investors"). Pursuant to the Initial Series B Purchase Agreement, as of November 15, 2006 (the "Closing Date"), we sold to the Series B Investors an aggregate of (a) 2,308,077 shares of our Series B convertible preferred stock, $0.001 par value per share (the "Series B Preferred Stock") and (b) warrants ("Series B Warrants") to purchase up to 346,212 shares of our common stock, for an aggregate purchase price of $3,000,500.30 (the "Series B Purchase Price") (the "Initial Series B Offering").

         Pursuant to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, which we filed with the Delaware Secretary of State on October 31, 2006 (the "Series B Certificate of Designation") the stated value of the Series B Preferred Stock is $1.30 per share (the "Stated Value"). Upon our liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to our common stock, and each holder of Series B Preferred Stock shall be entitled to be paid an amount per share equal to the Stated Value, plus any accrued and unpaid dividends (the "Liquidation Preference"). In addition to any voting rights provided by law, the holders of our Series B Preferred Stock have the right to vote together with the holders of our common stock, and Series A convertible preferred stock, $0.001 par value per share (the "Series A Preferred Stock") as a single class on any matter on which the common stock is entitled to vote. Each holder of Series B Preferred Stock shall be entitled to one vote for each share of common stock that would be issuable to such holder upon conversion of all shares of Series B Preferred Stock held by such holder. The Series B Preferred Stock is convertible at any time at the holders' option into that number of shares of common stock (the "Series B Conversion Shares") obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we otherwise issue securities on preferential terms. In addition, without the prior consent of the holders of at least a majority of the outstanding Series B Preferred Stock, we may not (a) issue securities on preferential terms, (b) enter into certain corporate transactions, (c) incur indebtedness in excess of $500,000, (d) amend, alter or repeal our Amended and Restated Certificate of Incorporation or Amended By-laws, (e) pay any dividend, or (f) agree to do any of the foregoing. The Series B Preferred Stock is currently convertible into an aggregate of 2,308,077 shares of our common stock (the "Series B Conversion Shares").

         The Series B Warrants may be exercised at any time on or prior to November 15, 2011, at a price of $2.60 per share, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we issue securities on preferential terms. From and after the first anniversary of the Closing Date, and so long as we are required under the Registration Rights Agreement to have effected the registration of the shares of common stock underlying the Series B Warrants (the "Series B Warrant Shares"), if the Series B Warrant Shares may not be freely sold to the public, then the warrantholder may effect a "cashless exercise" of the Series B Warrants. We have the right to call the Series B Warrants at a price equal to $0.01 per share if, after the effective date of the Series B Registration Statement (defined below), the closing price of our common stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock); provided, however, that at any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series B Warrants initially issued, or (b) the number of remaining Series B Warrants held by the holders thereof.

         We entered into a Registration Rights Agreement with the Series B Investors, pursuant to which we agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement (the "Series B Registration Statement") covering the resale of the Series B Conversion Shares and Series B Warrant Shares (the "Series B Registrable Securities") no later than sixty (60) days after the Closing Date. Further, we agreed that, if the Series B Registration Statement (a) is not filed on or before sixty (60) days after the Closing Date, (b) is not declared effective by the SEC on or before 120 days after the Closing Date, or (c) is not kept continually effective for such period as to allow for all Series B Registrable Securities covered by such Series B Registration Statement to be sold (subject to certain exceptions), then we must pay to each Series B Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by such Series B Investor for each 30-day period that such event has not occurred. Notwithstanding the foregoing, in no event shall we be liable for liquidated damages (i) in the aggregate in excess of 1.5% of the aggregate amount invested by any Series B Investor for each 30-day period, or (ii) in excess of an aggregate of 24% of the aggregate Series B Purchase Price.

         In consideration for the introduction of certain of the Series B Investors to us by Axiom Capital Management ("Axiom"), a placement agent, as of November 15, 2006, Axiom received, among other things, five-year warrants to purchase 106,177 shares of our common stock, at an exercise price of $2.60 per share (the "Axiom Warrants"). We granted Axiom the right to "piggyback" the shares of our common stock issuable upon exercise of the Axiom Warrants on each Registration Statement we file on behalf of the Series B Investors, so long as the registration form to be used is suitable for the registration of such shares.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ADJUSTMENTS TO CERTAIN OUTSTANDING SECURITIES

          The Initial Series B Offering, triggered certain anti-dilution rights of the holders of our Series A Convertible Preferred Stock. As a result, as of November 15, 2006, we (a) reduced the conversion rate of our 1,071 issued and outstanding shares of Series A Preferred Stock, from $2.60 per share to $1.30 per share, and (b) reduced the exercise price of (i) 991,315 of our outstanding warrants from $4.00 per share to $1.30 per share, and (ii) 172,171 of our outstanding warrants from $4.00 per share to $3.29 (the "Adjusted Warrants"). We are required to register 3,537,771 additional shares of our common stock as a result of these adjustments, pursuant to agreements we have with the holders of our Series A Preferred Stock and the Adjusted Warrants.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

SUBSEQUENT PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK

         On January 16, 2007, we entered into a Purchase Agreement (the "Subsequent Series B Purchase Agreement") with Dolphin Offshore Partners, L.P. (the "Additional Series B Investor"). Pursuant to the Subsequent Series B Purchase Agreement, as of January 23, 2007 (the "Subsequent Closing Date"), we sold to the Additional Series B Investor a total of (i) 461,538 shares of our Series B Preferred Stock and (ii) Series B Warrants to purchase up to 69,231 shares of our common stock, for an aggregate purchase price of $599,999.40 (the "Subsequent Series B Offering").

         It is our intention, and the intention of the Additional Series B Investor, that the Additional Series B Investor's rights and obligations shall be pari passu with the additional Series B Investors. In addition, we granted the Additional Series B Investor the right to "piggyback" the shares of common stock underlying the shares of Series B Preferred Stock and Series B Warrants it purchased on each Registration Statement we file on behalf of any of the purchasers in the Initial Series B Offering, so long as the registration form to be used is suitable for the registration of the Registrable Securities.

         In consideration for the introduction of the Additional Series B Investor to us by Jesup & Lamont, an investment banking firm, as of January 23, 2007, Jesup & Lamont received, among other things, five-year warrants to purchase 27,692 shares of our Common Stock, at an exercise price of $2.60 per share (the "Jesup Warrants"). We granted Jesup & Lamont the right to "piggyback" the shares of our common stock issuable upon exercise of the Jesup Warrants on each Registration Statement we file on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

         We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         In the three-month period ended December 31, 2006, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In the three-month period ended December 31, 2006, and subsequent period through the date hereof, the following matters were submitted to a vote of our stockholders:

CONSENTS OF HOLDERS OF SERIES A PREFERRED STOCK TO THE DESIGNATION OF SERIES B PREFERRED STOCK

         Pursuant to Section 6(a) of our Certificate of Designations, Preferences and Rights of Series A Preferred Stock, without the prior consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock (the "Series A Majority Holders"), among other things, we may not authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to or on parity with the Series A Preferred Stock as to dividends or upon liquidation.

         As of November 15, 2006, we received the consent of the Series A Majority Holders to designate, offer and sell Series B Preferred Stock and Series B Warrants in the Initial Series B Offering.

         As of January 23, 2007, we received the consent of the Series A Majority Holders to (i) increase our number of authorized shares of Series B Preferred Stock to 3,000,000, and (ii) offer and sell Series B Preferred Stock and Series B Warrants to the Additional Series B Investor.

CONSENT OF HOLDERS OF A MAJORITY OF OUR ISSUED AND OUTSTANDING SERIES B PREFERRED STOCK

         Pursuant to Section 6(a) of our Certificate of Designations, Preferences and Rights of Series B Preferred Stock, without the prior consent of the holders of at least a majority of the outstanding shares of Series B Preferred Stock (the "Series B Majority Holders"), among other things, we may not authorize, create, designate, establish or issue (i) an increased number of shares of Series B Preferred Stock, or (ii) any other class or series of capital stock ranking senior to or on parity with the Series B Preferred Stock.

         As of January 23, 2007, we received the consent of the Series B Majority Holders to (i) increase our number of authorized shares of Series B Preferred Stock to 3,000,000, and (ii) offer and sell Series B Preferred Stock and Series B Warrants to the Additional Series B Investor.

         During the quarter ended December 31, 2006, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.

ITEM 5.      OTHER INFORMATION.

         There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended September 30, 2007, which was not so reported.

ITEM 6.       EXHIBITS

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

     4.2         Form of Series A Warrant -- incorporated by reference to
                 Exhibit 10.2 to Form 8-K filed on January 26, 2006.

     4.3 Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock -- incorporated by referenced to Exhibit 4.1 to Form 8-K filed on January 29, 2007.

     4.4         Form of Series B Warrant -- incorporated by reference to
                 Exhibit 4.1 to Form 8-K filed on November 21, 2006.

     4.5 2003 Stock Option Plan, as amended on July 18, 2006 -- incorporated by reference to Exhibit 4.5 to Form 10-KSB for the fiscal year ended September 30, 2006.

     10.1 Form of Financial Restructuring Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 26, 2006.

     10.2 Form of Series A Preferred Stock Purchase Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2006.

     10.3 Form of Registration Rights Agreement, dated January 13, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 26, 2006.

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------

     10.4 Form of Series B Preferred Stock Purchase Agreement, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     10.5        Form of Registration Rights Agreement, between Utix Group, Inc.
                 and the Series B Preferred Stockholders -- incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2006.

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

                                    UTIX GROUP, INC.

 Dated: February 20, 2007           By: /s/ Anthony G. Roth
                                        ----------------------------------------
                                        Anthony G. Roth
                                        President and Chief Executive Officer



 Dated: February 20, 2007           By: /s/ Mark L. Pover
                                        ----------------------------------------
                                        Mark L. Pover
                                        Chief Financial Officer and Secretary

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

     4.2         Form of Series A Warrant -- incorporated by reference to
                 Exhibit 10.2 to Form 8-K filed on January 26, 2006.

     4.3 Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock -- incorporated by referenced to Exhibit 4.1 to Form 8-K filed on January 29, 2007.

     4.4         Form of Series B Warrant -- incorporated by reference to
                 Exhibit 4.1 to Form 8-K filed on November 21, 2006.

     4.5 2003 Stock Option Plan, as amended on July 18, 2006 -- incorporated by reference to Exhibit 4.5 to Form 10-KSB for the fiscal year ended September 30, 2006.

     10.1 Form of Financial Restructuring Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 26, 2006.

     10.2 Form of Series A Preferred Stock Purchase Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2006.

     10.3 Form of Registration Rights Agreement, dated January 13, 2006, between Utix Group, Inc. and the Series A Preferred Stockholders -- incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 26, 2006.

     10.4 Form of Series B Preferred Stock Purchase Agreement, between Utix Group, Inc. and certain Investors -- incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.

     10.5        Form of Registration Rights Agreement, between Utix Group, Inc.
                 and the Series B Preferred Stockholders -- incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2006.

EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------

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