Form 10QSB
period 2007-03-31
UTIX GROUP INC
filed 2007-05-21
CIK 842010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:         March 31, 2007
                                               ---------------------------------

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

                Commission file number:    000-50589
                                       -----------------------------------------


                                UTIX GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     75-2340624
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

As of May 21, 2007, the issuer had 1,759,372 shares of common stock issued and outstanding (excluding 384,369 shares being held in escrow subject to certain beneficial ownership limitations).

Transitional Small Business Disclosure Format (Check one):    Yes |_|     No |X|

                               QUARTERLY REPORT ON FORM 10-QSB
                             OF UTIX GROUP, INC. AND SUBSIDIARIES


                                      TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION
------

Item 1.   Consolidated Financial Statements ................................   2
            Unaudited Consolidated Balance Sheets as of March 31, 2007
              and September 30, 2006 .......................................   2
            Unaudited Consolidated Statements of Operations for the
              Three and Six Months Ended March 31, 2007 and 2006 ...........   3
            Unaudited Consolidated Statements of Cash Flows for
              the Six Months Ended March 31, 2007 and 2006 .................   4
            Unaudited Consolidated Statements of Stockholders' Deficit
              for the Six Months Ended March 31, 2007 ......................   5
            Notes to Consolidated Unaudited Financial Statements ...........   6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  24
Item 3.   Controls and Procedures ..........................................  37

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  39
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ......  39
Item 3.   Defaults Upon Senior Securities ..................................  41
Item 4.   Submission of Matters to a Vote of Security Holders ..............  41
Item 5.   Other Information ................................................  42
Item 6.   Exhibits .........................................................  43


Signatures
                                                                              45

Exhibit Index ..............................................................  46

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


UTIX GROUP, INC.
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------

                                                                         MARCH 31,      SEPTEMBER 30,
ASSETS                                                                      2007            2006
                                                                       -------------    -------------
                                                                        (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                          $     724,027    $     642,757
    Short-term investments                                                   450,000          526,767
    Restricted cash                                                        1,073,877          967,627
    Accounts receivable, net                                                  95,300           19,506
    Inventory, net                                                           339,075          116,601
    Prepaid expenses and other current assets                                177,039          113,546
                                                                       -------------    -------------
        Total current assets                                               2,859,318        2,386,804
                                                                       -------------    -------------

Property and equipment:
    Equipment and software                                                   477,885          382,054
    Furniture and fixtures                                                    70,122           56,849
                                                                       -------------    -------------
                                                                             548,007          438,903
    Less - accumulated depreciation                                          319,059          285,207
                                                                       -------------    -------------
Property and equipment, net                                                  228,948          153,696

Other assets                                                                  28,453           28,453

                                                                       -------------    -------------
TOTAL ASSETS                                                           $   3,116,719    $   2,568,953
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of capital lease obligations                    $      10,132    $      15,953
    Accounts payable                                                         369,390          689,348
    Accrued expenses                                                       1,859,799          952,314
    Liability associated with warrants                                            --          294,127
    Customer deposits                                                        857,110          770,672
    Deferred revenue                                                       1,321,572          592,993
                                                                       -------------    -------------
        Total current liabilities                                          4,418,003        3,315,407
                                                                       -------------    -------------

Long-term liabilities:
    Capital lease obligations - less current maturities                           --            3,353
                                                                       -------------    -------------
        Total long-term liabilities                                               --            3,353
                                                                       -------------    -------------

Series A convertible preferred stock, $0.001 par value,
    25,000,000 shares authorized; 1,071 shares issued
    and outstanding at September 30, 2006                                         --        5,355,000

Stockholders' deficit:
    Preferred stock, $0.001 par value, 25,000,000 shares authorized;
      Series A convertible, 1,063 shares issued and outstanding at
        March 31, 2007 (liquidation preference of $5,315,000)                      1               --
      Series B convertible, 2,769,615 shares issued and outstanding
        at March 31, 2007 (liquidation preference of $3,600,500)               2,770               --
    Common stock, $0.001 par value, 375,000,000 shares authorized;
      2,041,741 and 1,896,444 shares issued and outstanding at
      March 31, 2007 and September 30, 2006, respectively                      2,042            1,896
    Additional paid in capital                                            28,233,732       19,418,507
    Deferred compensation                                                         --         (336,813)
    Accumulated deficit                                                  (29,539,829)     (25,188,397)
                                                                       -------------    -------------
       Total stockholders' deficit                                        (1,301,284)      (6,104,807)

                                                                       -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   3,116,719    $   2,568,953
                                                                       =============    =============

              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------------


                                                                   FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                      ENDED MARCH 31,                     ENDED MARCH 31,
                                                                   2007            2006                2007            2006
                                                               ------------    ------------        ------------    ------------
                                                                (UNAUDITED)     (UNAUDITED)         (UNAUDITED)     (UNAUDITED)
Net revenues                                                   $    686,892    $    448,513        $    867,537    $    885,125

Cost of revenues                                                    864,449         464,487           1,115,124         680,684
Provision for inventory write-down                                   83,296              --              83,296              --
                                                               ------------    ------------        ------------    ------------

       Gross (loss) profit                                         (260,853)        (15,974)           (330,883)        204,441

Selling and administrative expenses                               1,701,757       1,510,725           3,276,052       2,278,433
                                                               ------------    ------------        ------------    ------------

       Loss from operations                                      (1,962,610)     (1,526,699)         (3,606,935)     (2,073,992)
                                                               ------------    ------------        ------------    ------------

Other income (expense):
  Investment income, net                                             16,027           8,598              23,301          10,506
  Interest expense                                                     (504)         (1,363)             (1,186)       (125,544)
  Other expense and non-cash interest                              (451,423)        (21,646)           (690,598)       (155,793)
                                                               ------------    ------------        ------------    ------------
                                                                   (435,900)        (14,411)           (668,483)       (270,831)
                                                               ------------    ------------        ------------    ------------

       Loss before provision (benefit) for income taxes          (2,398,510)     (1,541,110)         (4,275,418)     (2,344,823)

Provision (benefit) for income taxes                                     --              --                  --              --
                                                               ------------    ------------        ------------    ------------

       Net loss                                                $ (2,398,510)   $ (1,541,110)       $ (4,275,418)   $ (2,344,823)
                                                               ============    ============        ============    ============

       Series A preferred stock deemed dividend                $         --    $ (1,311,286)       $ (5,632,530)   $ (1,311,286)
       Series B preferred stock deemed dividend                     (31,209)             --            (284,982)             --
                                                               ------------    ------------        ------------    ------------

       Loss applicable to common shareholders                  $ (2,429,719)   $ (2,852,396)       $(10,192,930)   $ (3,656,109)
                                                               ============    ============        ============    ============

Net loss per common share applicable to common shareholders:
  Basic and diluted                                            $      (1.20)   $      (7.63)       $      (5.13)   $      (9.80)
                                                               ============    ============        ============    ============

Weighted average number of common shares outstanding:
  Basic and diluted                                               2,026,027         373,683           1,988,048         373,141
                                                               ============    ============        ============    ============

              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED MARCH 31,
                                                                                   2007           2006
                                                                               ------------   ------------
                                                                                (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                   $ (4,275,418)  $ (2,344,823)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                45,085         68,904
        Loss on disposal of property and equipment                                    3,613             --
        Provision for inventory writedown                                            83,296             --
        Stock-based compensation                                                    357,332        176,120
        Common stock granted in lieu of cash                                         26,461             --
        Non-cash interest and other expense                                         690,598        124,461
        Non-cash operating income                                                      (397)       (20,374)
        Amortization of financing costs and other placement fees                         --         31,332
        Changes in assets and liabilities
            (Increase) decrease in:
                Accounts receivable                                                 (75,794)       (27,591)
                Inventory                                                          (305,770)       (32,422)
                Prepaid expenses                                                    (63,493)        73,173
                Other assets                                                         26,767         15,550
            Increase (decrease) in:
                Accounts payable                                                   (319,958)       (57,939)
                Accrued expenses                                                    154,060       (109,538)
                Deferred revenue                                                    728,579        (56,089)
                Customer deposits                                                    86,438         67,348
                                                                               ------------   ------------
            Net cash used in operating activities                                (2,838,601)    (2,091,888)
                                                                               ------------   ------------

Cash flows from investing activities:
    Purchase of short-term investments                                             (450,000)            --
    Proceeds from redemption of short-term investments                              500,000             --
    Purchases of property and equipment                                            (127,400)       (14,214)
                                                                               ------------   ------------
            Net cash used in investing activities                                   (77,400)       (14,214)
                                                                               ------------   ------------

Cash flows from financing activities:
    Proceeds from notes payable                                                          --        146,000
    Repayment of notes payable                                                           --       (200,000)
    Restricted cash                                                                (106,250)        38,580
    Proceeds from warrant exercise                                                       --            125
    Proceeds from disposal of property and equipment                                  3,450             --
    Proceeds from sale of preferred stock, net                                    3,109,245      4,893,996
    Repurchase of common shares                                                          --        (25,000)
    Payments on capital lease obligations                                            (9,174)       (12,923)
                                                                               ------------   ------------
            Net cash provided by financing activities                             2,997,271      4,840,778
                                                                               ------------   ------------

Net increase in cash and cash equivalents                                            81,270      2,734,676


Cash and cash equivalents, beginning of period                                      642,757        748,586
                                                                               ------------   ------------

Cash and cash equivalents, end of period                                       $    724,027   $  3,483,262
                                                                               ============   ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $      1,186   $    216,410
                                                                               ============   ============

Supplemental disclosure of noncash investing and financing activities:
    Warrants issued for services                                               $     47,067   $         --
                                                                               ============   ============
    Conversion of preferred stock to common stock                              $     40,000   $         --
                                                                               ============   ============
    Non-cash dividends to preferred stockholders of Series A preferred
    stock arising from beneficial conversion feature                           $  5,632,530   $  1,311,286
                                                                               ============   ============
    Non-cash dividends to preferred stockholders of Series B preferred stock
    arising from beneficial conversion feature                                 $    284,982   $         --
                                                                               ============   ============

                                                                               ============   ============
    Warrants issued in connection with Series B convertible preferred stock    $    142,491   $         --
                                                                               ============   ============
    Warrants issued in connection with Series A convertible preferred stock    $         --   $    370,141
                                                                               ============   ============

              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.

UTIX GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                              Series A           Series B
                             Convertible        Convertible                       Additional   Deferred                   Total
                           Preferred Stock   Preferred Stock      Common Stock      Paid in     Compen-   Accumulated  Stockholders'
                            Shares  Amount   Shares    Amount   Shares    Amount    Capital     sation      Deficit       Deficit
                           -------- ------  ---------  ------  ---------  ------  -----------  ---------  ------------  -----------
Balance, September 30, 2006     --  $   --         --  $   --  1,896,444  $1,896  $19,418,507  $(336,813) $(25,188,397) $(6,104,807)
                            ------  ------  ---------  ------  ---------  ------  -----------  ---------  ------------  -----------
Net Loss                        --      --         --      --         --      --           --         --    (4,275,418) $(4,275,418)

Reduction of compensation
  expense for non-employee
  stock option grants           --      --         --      --         --      --         (397)        --            --  $      (397)
Compensation expense
  for employee stock
  option grants                 --      --         --      --         --      --      176,498         --            --  $   176,498
Reclassification of
  deferred compensation         --      --         --      --         --      --     (336,813)   336,813            --  $        --
Reclassification of
  Series A convertible
  preferred stock (Note 3)   1,071       1         --      --         --      --    5,354,999         --            --  $ 5,355,000
Reclassification of
  warrant liability
  (Note 5)                      --      --         --      --         --      --      370,141         --       (76,014) $   294,127
Issuance of Series B
  convertible preferred
  stock and warrants, net       --      --  2,769,615   2,770         --      --    3,054,662         --            --  $ 3,057,432
Conversion of Series A
  convertible preferred
  stock into common stock       (8)     --         --      --     30,769      31          (31)        --            --  $        --
Issuance of common stock
  and warrants in
  exchange for services         --      --         --      --    100,000     100      180,200         --            --  $   180,300
Issuance of common stock
  in lieu of cash               --      --         --      --     14,528      15       15,966         --            --  $    15,981

                            ------  ------  ---------  ------  ---------  ------  -----------  ---------  ------------  -----------
Balance, March 31, 2007
  (unaudited)                1,063  $    1  2,769,615  $2,770  2,041,741  $2,042  $28,233,732  $      --  $(29,539,829) $(1,301,284)
                            ======  ======  =========  ======  =========  ======  ===========  =========  ============  ===========

              The accompanying notes are an integral part of these
                  consolidated unaudited financial statements.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

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

      On November 15, 2006, the Company closed on an agreement to sell Series B Convertible Preferred Stock for gross proceeds of $3,000,500. On January 23, 2007, the Company sold additional shares of Series B convertible preferred stock, and warrants for an aggregate purchase price of approximately $600,000. As a result of the Initial Series B Offering and Subsequent Series B Offering, the Company believes that it will have sufficient capital to fund its operations. However, until such time as the Company generates sufficient revenues from operations, it will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that the Company will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Basis of Presentation (continued)
      ---------------------------------

      The financial information as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006 is unaudited and includes all adjustments consisting only of normal recurring accruals, that management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and six months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2007 or for any future periods.

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

      Revenue Recognition
      -------------------

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

      Short-term Investments
      ----------------------

      The Company maintains various short-term investments in certificate of deposits. As of September 30, 2006, the Company had $526,767 in a 9-month certificate of deposit maturing on October 26, 2006. As of March 31, 2007, the Company had $450,000 in a 9-month certificate of deposit maturing on August 27, 2007.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Restricted Cash
      ---------------

      The Company had cash of $254,061 and $251,842 in escrow at Discover Bank, at March 31, 2007 and September 30, 2006, respectively and $819,816 and $715,785 at 5 Star Bank to fund up to 85% and 100% of the maximum redemption amount on all activated magnetic strip tickets, at March 31, 2007 and September 30, 2006, respectively. In accordance with the Company's agreement with Discover, up to 85% of the maximum redemption amount on each activated magnetic strip ticket must be funded in the depository account (at 5 Star Bank, Discover and Cambridge Savings Bank (certificate of deposit account)) until the ticket has been redeemed or has expired. If the ticket is redeemed, the redemption and settlement costs are automatically withdrawn from the 5 Star Bank account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

      Inventory
      ---------

      Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at the lower of cost or market. The Company periodically reviews the carrying value of its inventory to determine if any adjustments are needed to its carrying value. The Company recorded an $83,296 provision on its inventory to reduce excess inventories in the six months ended March 31, 2007. The Company recorded no provision on its inventory in the six months ended March 31, 2006.

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

      Reverse Stock Split
      -------------------

      The Company effected a 100-for-one reverse stock split for its common shares on April 7, 2006. All share and per share amounts presented herein give effect to the reverse stock split.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation
      ------------------------

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE BASED PAYMENT (SFAS 123(R)) which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES AND AMENDS FASB STATEMENT NO. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

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

      Prior to the adoption of SFAS 123(R), the Company applied the intrinsic value method under APB 25 to account for stock-based awards. The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three and six months ended March 31, 2006 based on the fair value method under SFAS 123(R):

                                                    Three Months    Six Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                        2006           2006
                                                    -----------     -----------
      Loss applicable to common shareholders,
          as reported                               $(2,852,396)    $(3,656,109)
      Add: stock compensation included in
          net loss                                       12,156          12,156
      Deduct: compensation expense, determined
          under fair value for all awards               (78,488)       (128,197)
                                                    -----------     -----------
      Pro forma net loss                            $(2,918,728)    $(3,772,150)
                                                    ===========     ===========
      Net loss per common share (basic
        and diluted)                                $     (7.63)    $     (9.80)
                                                    ===========     ===========
      Pro forma net loss per common share
        (basic and diluted)                         $     (7.81)    $    (10.11)
                                                    ===========     ===========

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation (continued)
      ------------------------------------

      Beginning with the 2007 fiscal year, with the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the three and six months ended March 31, 2007 was $85,719 and $176,498, respectively, recorded in selling and administrative expenses. The adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $57,191 and $119,443 for the three and six months ended March 31, 2007, respectively, which caused the Company's net loss to increase by the same amount and its net loss per share available to common shareholders to increase by $0.03 and $0.06 per share for the three and six months ended March 31, 2007, respectively. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

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

      The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price and forfeiture rate. The weighted-average fair values of the options granted under the stock options plans for the six months ended March 31, 2007 and 2006 was $0.60 and $1.88, respectively.

      Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the six months ended March 31, 2007 and 2006.

                                           For the Six Months Ended March 31,
                                                   2007          2006
                                                ----------   ------------
            Risk-free interest rate                  4.57%          4.64%
            Expected lives                      6.25 years   5 - 10 years
            Expected volatility                        50%            50%
            Dividend yield                              0%             0%

      The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatilities are based on a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on the simplified method for estimating expected option life, which qualify as "plain vanilla" options. Based on the Company's historical unvested forfeitures/cancellations, an

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock-Based Compensation (continued)
      ------------------------------------

      estimated forfeiture rate of 5.93% has been used in calculating the estimated cost. Additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. Compensation expense is recognized on a straight-line basis over the stock option vesting period.

      Options outstanding and options exercisable at March 31, 2007 had no aggregate intrinsic value. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the period, which was $0.90 as of March 31, 2007, and the exercise price multiplied by the number of options outstanding. No options were exercised in the six months ended March 31, 2007 and 2006.

      Following is a summary of the activity for the Company's stock options for the six months ended March 31, 2007.

                                                                           Weighted
                                                             Weighted      Average
                                                             Average      Remaining      Aggregate
                            Number of                        Exercise    Contractual     Intrinsic
                             Shares        Price Range        Price          Life          Value
      -----------------------------------------------------------------------------------------------
      Outstanding at
      September 30, 2006     730,164    $ 1.35 - $50.00      $ 5.62
                           --------------------------------------------------------------------------
            Granted           35,000    $ 1.10 - $ 1.10      $ 1.10
            Forfeited/
            Cancelled       (17,200)    $ 2.00 - $50.00      $ 6.63
            Exercised              -    $ 0.00 - $ 0.00      $ 0.00
                           --------------------------------------------------------------------------
      Outstanding at
      March 31, 2007         747,964    $ 1.10 - $50.00      $ 5.38        8.8 years       $   --
                           ==========================================================================
      Exercisable at
      March 31, 2007         387,035    $ 2.00 - $50.00      $ 6.61        8.7 years       $   --
                           ==========================================================================

      The Company had 2,036 shares available for grant at March 31, 2007.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING

      During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the "Investors"). Pursuant to such agreement, the Company sold 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), and warrants ("Warrants") to purchase up to 683,125 shares, subject to anti-dilution provisions discussed below, of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to
      Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000 (net proceeds of $4,843,996). For each share of Series A Preferred Stock purchased investors received five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

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

      The Series A Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series A Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING (CONTINUED)

      In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders as of March 31, 2006.

      On July 19, 2006, the Company entered into an agreement finalizing its relationship with a financial consultant who originally assisted the Company in securing financing opportunities. In consideration for its services, the Company made a payment of $100,000 and issued a warrant for the purchase of 175,000 shares of common stock, at an exercise price of $4.00 per share. The warrant will expire in July 2011. The warrants were valued at $48,109 using the Black-Scholes model.

      The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Convertible Preferred Stock. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The Series A Preferred Stock was initially classified as temporary equity in accordance with EITF Topic No. D-98, CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES, primarily because of the provisions of the registration rights agreement described above.

      The Company prepared and filed with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants. This registration statement became effective on May 9, 2006.

      On October 1, 2006, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS and accordingly, reassessed the classification of the Series A Convertible Preferred Stock. As of October 1, 2006, the carrying value of the Series A Convertible Preferred Stock was reclassified into permanent equity.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING (CONTINUED)

      On November 15, 2006, the Company amended its articles of incorporation to designate 2,692,308 shares out of the total authorized number of
      25,000,000 shares of its preferred stock, as Series B Convertible Preferred Stock and closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund, LTD, MicroCapital Fund LP, Crescent International, LTD and Allen Lowy (collectively, the "Investors"). Pursuant to such agreement, the Company issued 2,308,077 shares of its Series B Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock"), and warrants ("Warrants") to purchase up to 346,212 shares of the Company's common stock, $.001 par value ("Common Stock") to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, promulgated thereunder (the "Offering"). The Company issued the Series B Preferred Stock for a per share purchase price of $1.30, for aggregate gross proceeds of $3,000,500. For each share of Series B Preferred Stock purchased investors received five year warrants to purchase 0.15 shares of Common Stock with an exercise price of $2.60 per share. The Series B Preferred Stock has the same liquidation preference rights as the Series A Preferred Stock. The Company remitted $243,255 and issued 106,177 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event which was recorded against the proceeds. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $40,660.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING (CONTINUED)

      The Series B Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series B Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at any time at the holders' option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

      In connection with the issuance of the Series B Convertible Preferred Stock, the Company recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (Note 5) of $253,773 as a deemed dividend on Series B
      Preferred Stock and as a component of loss applicable to common shareholders as of March 31, 2007.

      The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 the Company has allocated approximately $45,000 against the proceeds of the Series B Convertible Preferred Stock and recorded a corresponding liability for the liquidated damages. During the three months ended March 31, 2007, $153,000 was recorded to other expense and non-cash interest for additional anticipated liquidated damages.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING (CONTINUED)

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


      Included in the table above are warrants to purchase 683,125 shares of the Company's common stock at $4.00 that were issued with the Series A Convertible Preferred Stock. As a result of the issuance of the Series B
      Convertible Preferred Stock, the exercise price was reduced to $1.30 and the shares were increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying the Series A Convertible Preferred Stock. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of March 31, 2007.

      Also included above are warrants issued during fiscal year 2006. The Company had issued warrants to purchase an aggregate of 480,361 shares of the Company's common stock at the exercise price of $4.00 per share for a period of five years. As a result of the issuance of the Series B Convertible Preferred Stock, the exercise price for certain of these warrants was reduced to $1.30 and the shares issuable were increased to 948,277 and for the remaining warrants, the exercise price was reduced to $3.29 and the shares issuable were increased to 209,325.

      The registration statement related to the additional shares issuable as a result of the anti-dilution adjustment described above, was not filed timely in accordance with the registration agreement and the Company has recorded charges for the anticipated liquidated damages in the amount of approximately $298,000 and $537,000 as other expense and non-cash interest during the three and six months ended March 31, 2007, respectively.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

3.    PREFERRED STOCK OFFERING (CONTINUED)

      On January 16, 2007, the Company entered into a Purchase Agreement (the "Subsequent Series B Purchase Agreement") with Dolphin Offshore Partners, L.P. (the "Additional Series B Investor"). Pursuant to the Subsequent Series B Purchase Agreement, as of January 23, 2007 (the "Subsequent Closing Date"), the Company sold to the Additional Series B Investor a total of (i) 461,538 shares of its Series B Preferred Stock, which are convertible at a rate of $1.30 per share, into an equal number of shares of our common stock, and (ii) Series B Warrants to purchase up to 69,231 shares of its common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of approximately $600,000 (the "Subsequent Series B Offering"). The Company remitted $48,000 and issued 27,692 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $6,400. In addition, the Company granted to the third party the right to "piggyback" the shares of its common stock issuable upon exercise of its warrants on each Registration Statement the Company files on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

      In connection with the issuance of the additional Series B Convertible Preferred Stock, the Company recorded a beneficial conversion feature of $15,604. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (Note 5) of $31,209 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of March 31, 2007.

      The Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants no later than 45 days after the closing of the Offering. If such registration statement is not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 the Company has allocated approximately $7,000 against the proceeds of the Series B Convertible Preferred Stock and recorded a corresponding liability for the liquidated damages.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

4.    OTHER AGREEMENTS

      PGA Agreement
      -------------

      On July 17, 2006, the Company entered into a binding letter of intent with PGA TOUR, Inc. regarding the exclusive use, subject to certain approval rights, of the PGA TOUR brand and/or logo throughout the United States in connection with the development, marketing and sale of prepaid golf experience ticket products. The Company is required to remit to the PGA TOUR certain minimum guaranteed license fees, which are recoupable against actual earned royalties, and non-refundable equity consideration. The Company is responsible for (i) development, marketing, distribution, fulfillment and sale of the Licensed Products, and (ii) manufacturing, distribution, operations, customer service and venue management. The agreement runs through July 31, 2011, unless otherwise terminated pursuant to the agreement. The Company recorded approximately $31,000 and $111,000 as a component of cost of revenues during the three and six months ended March 31, 2007, respectively, for compensation related to this agreement.

      Investor Relation Firm Agreement
      --------------------------------

      In consideration for certain investor relations and public relations services provided to the Company pursuant to a consulting agreement, during the year ended September 30, 2006 the Company issued to an investor relation firm 75,000 shares of common stock, which were valued at an aggregate of $150,000. In addition, the Company granted the investor relation firm stock options to purchase an additional 100,000 shares of our common stock, at an exercise price of $2.00 per share. At the date of issuance, the fair value of the options of $75,490 was calculated using the Black-Scholes option pricing model. The value allocated to the options were amortized to non-cash operating expense over the term of the agreement. The options vested automatically upon their grant, and expire on November 1, 2011, unless otherwise terminated in accordance with the agreement. The Company subsequently agreed to pay additional consideration and issued an additional 75,000 shares of common stock, which were valued at an aggregate of $81,000 and were expensed during the quarter ended March 31, 2007. The Company also granted additional warrants to purchase an additional 100,000 shares of common stock, at an exercise price of $1.30 per share. The warrants were exercisable immediately upon their grant, and shall expire on April, 2012. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $47,000 and were expensed during the quarter ended March 31, 2007.

      Professional Services Agreement
      -------------------------------

      On January 31, 2007, in consideration for professional fees and investment advice valued at an aggregate of approximately $27,500, the Company issued 25,000 shares of common stock to a former advisor. In addition, as of such date, the Company granted warrants to purchase an additional 10,000 shares of common stock, at an exercise price of $2.60 per share, subject to certain anti-dilution provisions. At the date of issuance, the fair value of the warrants of $2,800 was calculated using the Black-Scholes option pricing model. The warrants will expire on January 2012.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

4.    OTHER AGREEMENTS (CONTINUED)

      Settlement Agreement and Release
      --------------------------------

      On February 13, 2007, in order to resolve a dispute, the Company entered into a Settlement Agreement and Release with investors. In consideration for a general release the investors provided to the Company, the Company issued 14,528 shares of common stock and agreed to issue an additional 9,528 shares of common stock. The aggregate value of the shares was approximately $26,000 and was recorded as expense in the six months ended March 31, 2007.

5.    WARRANTS

      In connection with the Series A preferred stock offering discussed above, the Company issued detachable warrants allowing for the purchase of 683,125 shares, subject to anti-dilution adjustments discussed above, of the Company's common stock at an exercise price of $4.00. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." Subsequent changes in the fair value of the warrants in fiscal 2006 were reflected in the
      Consolidated Statement of Operations. The Company reassessed the classification of the warrants under the provisions of EITF 00-19-2 and on October 1, 2006, the Company reclassified the initial fair value allocated to the warrants of $370,141 into permanent equity and recorded a charge of approximately $76,000 to retained earnings.

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

      In connection with the subsequent Series B convertible preferred stock offering discussed in Note 3, the Company issued detachable five year warrants allowing for the purchase of 69,231 shares of the Company's common stock at an exercise price of $2.60. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The proceeds of the additional Series B convertible preferred stock were allocated to the preferred stock and warrants based on their relative fair values. The fair value allocated to the warrants was $15,605. The Company also issued five year warrants to purchase 27,692 shares of the Company's common stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $6,400.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

5.    WARRANTS (CONTINUED)

      Warrants granted during the six months ended March 31, 2007 and 2006 have been valued using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows.

                                              For The Six Months Ended March 31,
                                                     2007           2006
                                                 ------------   ------------
            Risk-free interest rates             4.62 - 4.82%   4.31 - 4.45%
            Expected lives                          5 years     2 - 5 years
            Expected volatility                     50%            50%
            Dividend yield                          0%             0%
            Weighted-average fair value of grants   $0.37          $2.00

      The following is a summary of warrants outstanding as of March 31, 2007.

                                       Issued in         Exercise   Expiration
         Number  Issue Date         Connection with       Price       Date
      ---------  ------------   ------------------------ --------- ------------
        948,277  January 2006   Financial Restructuring    $ 1.30  January 2011
        209,325  January 2006   Financial Restructuring    $ 3.29  January 2011
      2,101,923  January 2006   Preferred stock offering   $ 1.30  January 2011
        175,000  July 2006      Preferred stock offering   $ 4.00  July 2011
        452,389  November 2006  Preferred stock offering   $ 2.60  November 2011
         96,923  January 2007   Preferred stock offering   $ 2.60  January 2012
         10,000  January 2007   Professional Services      $ 2.60  January 2012
      ---------
      3,993,837
      =========

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

      Under the Plan, the options generally vest ratably over periods ranging from 36 to 48 months (or automatically upon a change in control, as defined). In February 2006, the Board of Directors approved (and shareholders subsequently ratified) an increase in the number of options that may be granted by the Company under the Plan from 126,000 to 750,000. During the six months ended March 31, 2007 35,000 options were granted to employees and directors. During the six months ended March 31, 2006, 448,250 options were granted, 357,750 of which were to employees and directors.

      On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35.00 per share, have a 10 year term and vest over 3 years. In accordance with SFAS No. 123(R) and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES, the Company measured the fair value of the option grants using the Black

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

6.    STOCK COMPENSATION AND OPTION PLAN (CONTINUED)

      Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was initially calculated as $331,937. The Company remeasured the fair value of the unearned options and recorded approximately $400 and $20,400 as a reduction to selling and administrative expenses for the six months ended March 31, 2007 and March 31, 2006, respectively.

      On February 24, 2006, 90,500 options were granted to non-employees in exchange for services rendered. These options were granted at an exercise price of $2.00, have a 10 year term and vest immediately. The Company measured the fair value of the option grants using the Black Scholes option pricing model using risk-free interest rates of 4.64% and 50% volatility, the fair value of the grants was calculated as $163,965 which was charged to non cash operating expense in the six months ended March 31, 2006.

7.    LOSS PER COMMON SHARE

      Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended March 31, 2007 and 2006, potentially dilutive shares, representing an aggregate of 11,599,879 and 4,460,861 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

7.    LOSS PER COMMON SHARE (CONTINUED)

      The following table is the computation of basic earnings per common share and diluted earnings per common share:

                                                  Three Months Ended                      Six Months Ended
                                              March 31,          March 31,          March 31,          March 31,
                                                 2007              2006               2007               2006
                                            -------------      -------------      -------------      -------------
      Loss applicable to common
      shareholders                          $  (2,429,719)     $  (2,852,396)     $ (10,192,930)     $  (3,656,109)
                                            =============      =============      =============      =============
      Weighted-average common shares
         and equivalents outstanding -
         basic and diluted                      2,026,027            373,683          1,988,048            373,141
                                            =============      =============      =============      =============
      Basic and diluted net loss per
         common share                       $       (1.20)     $       (7.63)     $       (5.13)     $       (9.80)
                                            =============      =============      =============      =============
      Number of shares underlying
         warrants excluded in
         calculation of diluted
         earnings per common share due
         to anti-dilutive effects               3,993,837          1,027,471          3,993,837          1,027,471
                                            =============      =============      =============      =============
      Number of shares underlying
         Series A convertible
         preferred excluded in
         calculation of diluted
         earnings per common share due
         to anti-dilutive effects               4,088,463          2,732,500          4,088,463          2,732,500
                                            =============      =============      =============      =============
      Number of shares underlying
         Series B convertible
         preferred excluded in
         calculation of diluted
         earnings per common share due
         to anti-dilutive effects               2,769,615                 --          2,769,615                 --
                                            =============      =============      =============      =============
      Number of shares underlying
         convertible debt  excluded in
         calculation of diluted
         earnings per common share due
         to anti-dilutive effects                      --            178,520                 --            178,520
                                            =============      =============      =============      =============
      Number of shares underlying
         options excluded in
         calculation of diluted
         earnings per common share due
         to anti-dilutive effects                 747,964            522,370            747,964            522,370
                                            =============      =============      =============      =============
-------------------------------------------------------------------------------------------------------------------

UTIX GROUP, INC.
Notes to Consolidated Financial Statements

================================================================================

8.    RETIREMENT PLAN

      The Company adopted a 401(K) plan covering substantially all employees beginning in March 2006. The plan allows participants to elect to defer up to 90% of their compensation to a maximum of the amount legally allowed. The Company matches 50% of participant deferrals, up to 3% of their salary. The employer's contribution for the three and six months ended March 31, 2007 was $11,193 and $25,737, respectively.

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

      Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide. Our unique "System for Marketing Leisure Activity through Prepaid Tickets" was granted patent number US 7,066,383 B2 on June 27, 2006, and patent number US 7,156,294 B2 on January 2, 2007.

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

RECENT DEVELOPMENTS

      On November 15, 2006, we sold an aggregate of 2,308,077 shares of our Series B convertible preferred stock, and warrants to purchase up to 346,212 shares of our common stock, for an aggregate purchase price of approximately $3,000,500. On January 23, 2007, we sold an additional 461,538 shares of our Series B convertible preferred stock, and warrants to purchase up to 69,231 shares of our common stock, for an aggregate purchase price of approximately $599,999. We intend to use the proceeds from these sales for general working capital requirements.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2006.

      Net revenues for the three month period ended March 31, 2007 were $686,892, or $238,379 higher than the $448,513 in revenues recognized for the three month period ended March 31, 2006. The revenue increase of approximately 53.1% in the three month period ended March 31, 2007, as compared to the same period in fiscal 2006, is primarily attributable to increased redeemed and expired ski tickets, partially offset by a decrease in redeemed and expired tickets in movie, golf, and spa tickets through retail channels.

      Gross profit (loss) for the three month period ended March 31, 2007 was $(260,853), or approximately (38.0)% of revenues, as compared to $(15,974), or approximately (3.6)% of revenues for the three month period ended March 31, 2006. The negative gross profit of approximately 38.0% in the three month period ended March 31, 2007 was attributable to lower margins on ski tickets redeemed, increased fulfillment costs relating to outsourcing, write down of inventory, and royalty fees for license and distribution rights with a certain retailer. The negative gross profit of approximately 3.6% in the three month period ended March 31, 2006 was attributable to lower margins on ski tickets redeemed and related inventory costs.

      Total operating expenses for the three month period ended March 31, 2007 were $1,701,757, as compared to $1,510,725 for the three month period ended March 31, 2006. The increase in operating expenses was $191,032, or approximately 12.6%. Cost increases in the three month period ended March 31, 2007 versus March 31, 2006 were primarily related to an increase in labor of approximately $203,121, as well as a $197,386 increase in professional fees and a $88,233 increase in compensation related to stock and option grants to employees and non-employees, offset by a $238,888 decrease in general business consulting services, a $52,677 decrease in marketing materials, and a $6,143 decrease in office and infrastructure costs.

      Other income (expense) was $(435,900) and $(14,411) for three month period ended March 31, 2007 and 2006, respectively. The $421,489, or 2924.8% increase in charges for the three month period ended March 31, 2007, as compared to 2006, was primarily related to $451,422 charge for accrued registration penalties relating to the Series A and B Offerings (defined below) in 2007, offset by $21,646 in non-cash charges attributable to amortization of financing costs in 2006.

      Our net loss for the three month period ended March 31, 2007, at $2,398,510, was 55.6%, or $857,400 higher than the net loss of $1,541,110 for the three month period ended March 31, 2006.

      During the three month period ended March 31, 2006, we recorded a Series A convertible preferred stock deemed dividend of $1,311,286 representing the combined value of the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering. The resulting loss applicable to common shareholders for the three month period ended March 31, 2006 was $(2,852,396).

      During the three month period ended March 31, 2007, we recorded a Series B convertible preferred stock deemed dividend of $31,209. In connection with the issuance of the Series B convertible preferred stock, we recorded a beneficial conversion feature of $15,604. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B convertible preferred stock can convert at the date of issuance. As the Series B convertible preferred stock was immediately convertible, we recorded the combined value of the beneficial conversion feature and warrants issued with Series B of $31,209 as a deemed dividend on Series B convertible preferred stock and as a component of loss applicable to common shareholders as of March 31, 2007.

SIX MONTH PERIOD ENDED MARCH 31, 2007 COMPARED WITH SIX MONTH PERIOD ENDED MARCH 31, 2006.

      Net revenues for the six month period ended March 31, 2007 were $867,537, or $17,588 lower than the $885,125 in revenues recognized for the six month period ended March 31, 2006. The revenue decrease of approximately 2.0% in the six month period ended March 31, 2007, as compared to the same period in fiscal 2006, is primarily attributable to decreased redeemed and expired tickets in movie, golf, and spa tickets through retail channels, partially offset by an increase in redeemed and expired ski tickets.

      Gross profit (loss) for the six month period ended March 31, 2007 was $(330,883), or approximately (38.1)% of revenues, as compared to $204,441, or approximately 23.1% of revenues, for the six month period ended March 31, 2006. The negative gross profit of 38.1% in the six month period ended March 31, 2007 was attributable to lower margins on ski tickets redeemed, increased fulfillment costs relating to outsourcing, write down of inventory, and royalty fees for license and distribution rights with a certain retailer. The 23.1% gross profit earned in the six month period ended March 31, 2006 was attributable to higher than historical rates of retail tickets expiring unused, partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.

      Total operating expenses for the six month period ended March 31, 2007 were $3,276,052. as compared to $2,278,433 for the six month period ended March 31, 2006. The increase in operating expenses was $997,619, or approximately 43.8%. Cost increases in the six month period ended March 31, 2007 versus March 31, 2006 were primarily related to increases in labor, health insurance and performance bonuses of approximately $507,524, an increase in professional fees of approximately $327,506, an increase in compensation related to stock and option grants to employees and non-employees of approximately $201,189, and an increase in office and infrastructure costs of approximately $59,032, offset by a $97,632 decrease in general business consulting services.

      Other income (expense) was $(668,483) and $(270,831) for six month period ended March 31, 2007 and 2006, respectively. The $397,652, or 146.8% increase in charges for the six month period ended March 31, 2007, as compared to 2006, was primarily related to $690,597 charge for accrued registration penalties relating to the Series A and B Offerings (defined below) in 2007, offset by $155,793 in non-cash charges in 2006 attributable to amortization of financing costs and other charges, and a decrease of $124,358 in interest expense.

      Our net loss for the six month period ended March 31, 2007, at $4,275,418, was approximately 82.3%, or $1,930,595 higher than the net loss of $2,344,823 for the six month period ended March 31, 2006.

      During the six month period ended March 31, 2006, we recorded a Series A convertible preferred stock deemed dividend of $1,311,286 representing the combined value of the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering. The resulting loss applicable to common shareholders for the six month period ended March 31, 2006 was $(3,656,109).

      During the six month period ended March 31, 2007, we recorded a Series B convertible preferred stock deemed dividend of $284,982 and a Series A convertible preferred stock deemed dividend of $5,632,530. In connection with the issuance of the Series B convertible preferred stock, we recorded a beneficial conversion feature of $142,490. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B convertible preferred stock can convert at the date of issuance. As the Series B convertible preferred stock was immediately convertible, we recorded the combined value of the beneficial conversion feature and warrants issued with Series B of $284,982 as a deemed dividend on Series B convertible preferred stock and as a component of loss applicable to common shareholders as of March 31, 2007.

      As a result of the issuance of the Series B convertible preferred stock, the exercise price of $4.00 per share for warrants to purchase 683,125 shares of our common stock was reduced to $1.30 per share and the number of shares issuable upon exercise of such warrants was increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying our 1,063 outstanding shares of Series A convertible preferred stock to 4,088,463. These adjustments resulted in the recording of a non-cash Series A convertible preferred stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and affect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3,000,000 to $10,000,000 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects, and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover Financial Services ("Discover"), requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

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

      As of March 31, 2007, we had cash and cash equivalents of $724,027, as compared to $642,757 as of September 30, 2006. Working capital deficiency at March 31, 2007 was $(1,558,685), as compared to a working capital deficiency of $(928,603) at September 30, 2006. Cash inflows exceeded cash outflows and cash on hand increased by $81,270 during the six month period ended March 31, 2007 due to $3,109,245 in net proceeds from the sale of Series B Preferred Stock described below, less $106,250 in cash used in restricted cash, $127,400 in cash used in purchases of property and equipment, and $2,838,601 in cash used in operations. In addition, we had $1,073,877 in cash accounts restricted for use in settling magnetic stripe tickets issued as of March 31, 2007.

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

      We filed with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants purchased in the Series A Offering, which became effective as of May 9, 2006 (the "Series A Registration Statement"). If we do not keep the Series A Registration Statement effective until the date on which all of such shares covered by such Series A Registration Statement may be sold pursuant to Rule 144(k), then we will have to pay to each Series A Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by such Series A Investor for each month that such event has not occurred. During the six months ended March 31, 2007, we recorded a liability for the anticipated liquidated damages in the amount of approximately $537,000.

      In consideration for services performed by a broker in connection with the Series A Offering, we agreed to issue warrants allowing for the purchase of 175,000 shares of our common stock at $4.00 per common share. The warrants were valued at approximately $48,000 using the Black-Scholes option pricing model and were used to offset proceeds from the Series A Offering. These warrants will expire in July 2011.

      As a result of adjustments made upon the consummation of our sale of Series B Preferred Stock and Series B Warrants, as of November 15, 2006 (described below), the remaining 1,063 shares of Series A Preferred Stock are now convertible at a rate of $1.30 per share into 4,088,463 shares of our common stock, and a total of 2,101,923 Series A Warrants are now exercisable at $1.30 per share. A registration statement related to the 3,035,530 additional shares issuable as a result of the anti-dilution adjustment described above was not filed timely in accordance with a registration rights agreement we have with the Series A Investors. As a result, we recorded charges for the anticipated liquidated damages in the amount of approximately $537,000 as other expense and non-cash interest during the six months ended March 31, 2007. The registration statement relating to these shares was filed with the Securities and Exchange Commission on March 19, 2007.

      In connection with the Series A Offering, we issued the detachable Series A Warrants allowing for the purchase of 683,125 shares, subject to anti-dilution discussed above, of our common stock at an exercise price of $4.00 per share. At the date of issuance, the fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK." Subsequent changes in the fair value of the Series A Warrants in fiscal 2006 were reflected in the Consolidated Statement of Operations, which is part of the financial statements found elsewhere in this filing. We reassessed the classification of the Series A Warrants under the provisions of EITF 00-19-2. As of October 1, 2006, we reclassified the initial fair value allocated to the Series A Warrants of $370,141 into permanent equity and recorded approximately $76,000 to retained earnings.

      In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, we recorded the combined value of the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders as of March 31, 2006.

      The Series A Preferred Stock was initially classified as temporary equity in accordance with EITF Topic No. D-98, "CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES," primarily because of the provisions of the registration rights agreement described above.

      On October 1, 2006, we adopted the provisions of Emerging Issues Task Force (EITF) 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS" and, accordingly, reassessed the classification of the Series A Preferred Stock. As of October 1, 2006, the carrying value of the Series A Preferred Stock was reclassified into permanent equity.

      As a condition to the Series A Investors agreeing to the terms of the Series A Offering, we were required to restructure our outstanding debt and warrants as follows: (i) all of our outstanding debt (the "Outstanding Debt"), as of January 13, 2006, had to be paid in full to the debtholders of record (the "Debtholders"), as of January 13, 2006, by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into 1,232,750 shares of our common stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into 197,240 shares of our common stock at the conversion rate of $12.50; and
(C) issuing warrants (the "Debtholder Warrants") to purchase an aggregate of 308,188 shares of our common stock at the exercise price of $4.00 per share for a period of five (5) years, subject to anti-dilution provisions; and (ii) all of the holders (the "Warrantholders") of our outstanding warrants (the "Original Warrants"), as of January 13, 2006, received amended and restated warrants (the "Restated Warrants") whereby the Warrantholders have the right to purchase approximately 172,173 shares of common stock, subject to anti-dilution provisions, or fifty (50%) percent of the number of shares of common stock each Warrantholder could have purchased under the Original Warrants, at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the "Financial Restructuring"). As a result of the Financial Restructuring, we agreed to issue an aggregate of 1,429,990 shares of common stock and warrants to purchase 308,188 of its common stock at $4.00, subject to anti-dilution provisions. However, the percentage of shares of outstanding common stock that three of the debt holders can beneficially own are contractually limited so that they cannot convert all of their debt until the percentage of outstanding shares that they would beneficially own as a result of the conversion is reduced. Accordingly, we issued 1,045,681 of the 1,429,990 common shares associated with the Financial Restructuring in the quarter ended June 30, 2006 and the remaining 384,369 shares are being held in escrow, subject to these beneficial ownership limitations.

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

      The Reverse Split was approved on February 22, 2006 by written consent of stockholders representing a majority of our common stockholders (including shares of common stock issuable upon conversion of our issued and outstanding Series A Preferred Stock), and became effective as of April 7, 2006. As a result of the Reverse Split, each one-hundred outstanding shares of common stock automatically converted into one share of common stock, with cash being paid in lieu of fractional shares.

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

      As a result of the adjustments made to the Series A Preferred Stock, the Series A Warrants, the Debtholder Warrants and the Restated Warrants, we are required to register the 2,096,039 additional shares of our common stock underlying these securities. The registration statement related to the 2,096,039 additional shares issuable as a result of the anti-dilution adjustment described above, was not filed timely in accordance with the registration agreement and we have recorded charges for the anticipated liquidated damages in the amount of approximately $537,000 as other expense and non-cash interest during the six months ended March 31, 2007. The registration statement relating to these shares was filed with the Securities and Exchange Commission on March 19, 2007.

SALES OF SERIES B PREFERRED STOCK

      On November 15, 2006, we sold to certain investors (the "Series B Investors") an aggregate of (a) 2,308,077 shares of our Series B convertible preferred stock, $.001 par value per share ("Series B Preferred Stock"), which are convertible at a rate of $1.30 per share into an equal number of shares of our common stock, and (b) warrants ("Series B Warrants") to purchase up to 346,212 shares of our common stock, at an exercise price of $2.60 per share ("Series B Warrant Shares"), for an aggregate purchase price of $3,000,500 (the "Initial Series B Offering").

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

      In connection with the Initial Series B Offering, we issued the detachable Series B Warrants allowing for the purchase of 346,212 shares of our common stock at an exercise price of $2.60. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series B Preferred Stock were allocated to the preferred stock and warrants based on their relative fair values. The fair value allocated to the Series B Warrants was $126,886.

      In connection with the issuance of the Series B Preferred Stock, we recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined value of the Series B Warrants, and the beneficial conversion feature, or a total of $253,773, as a deemed dividend on the Consolidated Statement of Operations in the financial statements found elsewhere in this filing.

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

      In connection with the Subsequent Series B Offering, we issued the detachable Series B Warrants allowing for the purchase of 69,231 shares of our common stock at an exercise price of $2.60. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series B Preferred Stock were allocated to the preferred stock and warrants based on their relative fair values. The fair value allocated to the Series B Warrants was $15,605.

      In connection with the issuance of the Series B Preferred Stock, we recorded a beneficial conversion feature of $15,604. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined value of the Series B Warrants, and the beneficial conversion feature, or a total of $31,209, as a deemed dividend on the Consolidated Statement of Operations in the financial statements found elsewhere in this filing.

      In consideration for services performed by a broker in connection with the Subsequent Series B Offering, we issued warrants allowing for the purchase of 27,692 shares of our common stock at $2.60 per common share. The warrants were valued at approximately $6,400 using the Black-Scholes option pricing model. The warrants will expire in 2012.

      On February 28, 2007, we filed with the Securities and Exchange Commission a registration statement covering the resale of the common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants purchased in the Initial Series B Offering and Subsequent Series B Offering (the "Series B Registration Statement"). If we do not keep the Series B Registration Statement effective until the date on which all of such shares covered by such Series B Registration Statement may be sold pursuant to Rule 144(k), then we will have to pay to each Series B Investor, and the Additional Series B Investor, liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by such investors for each month that such event has not occurred.

      The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 we allocated approximately $45,000 against the proceeds of the Series B Preferred Stock and recorded a corresponding liability for anticipated liquidated damages. In addition we recorded approximately $160,000 to other expense and non-cash interest for additional anticipated liquidated damages.

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

CASH FLOW FROM SALES AND RECOGNITION OF REVENUES

      We customarily sell our gift tickets to corporate or business clients on terms that require full payment, in advance. Our current arrangements require that the full value of the sale be deposited in an escrow account, until Discover either makes payment to the golf course, ski resort or other venue, upon redemption or use of the card, or when the card expires unused. Consequently, we will not realize any cash from a sale until the ticket is redeemed or expires unused, which could be as much as one year from the date of sale of the ticket.

      We recognize both revenues and costs of sales at the time of redemption. We recognize revenues on unredeemed retail tickets when the consumers' ability to use the ticket expires (ten months for golf and spa, nine months for bowling, and three months for movie).

OPTIONS AND WARRANTS

      As of March 31, 2007, we had outstanding 4,741,801 options and warrants, of which 4,380,872 were exercisable. The exercise price of the exercisable warrants and options range from $1.10 to $50.00 per share. If all of these options and warrants are exercised prior to their expiration date, we will receive aggregate proceeds of $10,834,151.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations, as of March 31, 2007, are as follows:

--------------------------------------------------------------------------------
                             Payments Due By Period
--------------------------------------------------------------------------------
                                      Less than                After   More than
Contractual obligations      Total      1 year    1-3 years  3-5 years  5 years
--------------------------------------------------------------------------------
Building leases            $415,676    $131,266    $262,532    $21,878    --
--------------------------------------------------------------------------------
Capital lease obligations  $ 10,719    $ 10,719          --         --    --
--------------------------------------------------------------------------------
Total                      $426,395    $141,985    $262,532    $21,878    --
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2006, the FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO.109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this statement will have on our financial position and results of operations.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "MATERIALITY," when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact this statement will have on our financial position and results of operations.

      In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS (SFAS 157)." SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements, and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, "ISSUES INVOLVED IN ACCOUNTING FOR DERIVATIVE CONTRACTS HELD FOR TRADING PURPOSES AND CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES," which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the impact this statement will have on our financial position and results of operations.

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

      STOCK-BASED COMPENSATION

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "SHARE BASED PAYMENT" (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES AND AMENDS FASB STATEMENT NO. 95, STATEMENT OF CASH FLOWS." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123 (R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

      On October 1, 2006 (the first day of the Company's 2007 fiscal year), we adopted SFAS 123(R). We adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

      FINANCIAL INSTRUMENTS

      When accounting for various transactions with financial instruments, the company considers SFAS 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," Emerging Issues Task Force
(EITF) 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN A COMPANY'S OWN STOCK," EITF 00-19-2, "ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS," and EITF Topic No. D-98, "CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES," among others.



OFF BALANCE SHEET ARRANGEMENTS

      None.

ITEM 3.    CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2007, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objectives.

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

      The significant deficiencies identified by Vitale were as follows:

      o Inappropriate reversal of reserve and inadequate review and analysis of carrying value of inventory.

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

      Except as described above, there were no changes in our internal control over financial reporting in connection with our evaluation that occurred during the second quarter of fiscal 2007 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In the three-month period ended March 31, 2007, and subsequent periods through the date hereof, we issued unregistered securities, as follows:


PRIVATE PLACEMENT OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES B WARRANTS

      On January 16, 2007, we entered into a Purchase Agreement (the "Series B Purchase Agreement") with Dolphin Offshore Partners, L.P. (the "Series B Investor"). Pursuant to the Series B Purchase Agreement, as of January 23, 2007 (the "Closing Date"), we sold to the Series B Investor a total of (i) 461,538 shares of our Series B Preferred Stock (the "Series B Preferred Shares"), and
(ii) warrants to purchase up to 69,231 shares of our common stock (the "Series B Warrants"), for an aggregate purchase price of approximately $599,999 (the "Series B Offering").

      The stated value of our Series B Preferred Stock is $1.30 per share (the "Stated Value"). Upon our liquidation, dissolution or winding up, the Series B Preferred Stock ranks senior to our common stock, and each holder of Series B Preferred Stock shall be entitled to be paid an amount per share equal to the Stated Value, plus any accrued and unpaid dividends (the "Liquidation Preference"). In addition to any voting rights provided by law, the holders of our Series B Preferred Stock have the right to vote together with the holders of our common stock, and Series A Preferred Stock, as a single class on any matter on which the common stock is entitled to vote. Each holder of Series B Preferred Stock shall be entitled to one vote for each share of common stock that would be issuable to such holder upon conversion of all shares of Series B Preferred Stock held by such holder. The Series B Preferred Stock is convertible at any time at the holders' option into that number of shares of common stock (the "Series B Conversion Shares") obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we otherwise issue securities on preferential terms. In addition, without the prior consent of the holders of at least a majority of the outstanding Series B Preferred Stock, we may not (a) issue securities on preferential terms, (b) enter into certain corporate transactions, (c) incur indebtedness in excess of $500,000, (d) amend, alter or repeal our Amended and Restated Certificate of Incorporation or Amended By-laws, (e) pay any dividend, or (f) agree to do any of the foregoing. The Series B Preferred Shares are currently convertible into an aggregate of 461,538 shares of our common stock (the "Series B Conversion Shares").

      The Series B Warrants may be exercised at any time on or prior to January 23, 2012, at a price of $2.60 per share, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events, or if we issue securities on preferential terms. From and after the first anniversary of the Closing Date, and so long as we are required under the Registration Rights Agreement (defined below) to have effected the registration of the shares of common stock underlying the Series B Warrants (the "Series B Warrant Shares"), if the Series B Warrant Shares may not be freely sold to the public, then the warrantholder may effect a "cashless exercise" of the Series B Warrants. We have the right to call the Series B Warrants at a price equal to $0.01 per share if, after the effective date of the Series B Registration Statement (defined below), the closing price of our common stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock); provided, however, that at any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series B Warrants initially issued, or (b) the number of remaining Series B Warrants held by the holders thereof.

      We entered into a Registration Rights Agreement with the Series B Investor, pursuant to which we agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement (the "Series B Registration Statement") covering the resale of the Series B Conversion Shares and Series B Warrant Shares (the "Series B Registerable Securities"). Further, we agreed that, if the Series B Registration Statement (a) is not declared effective by the SEC on or before 120 days after the Closing Date, or (b) is not kept continually effective for such period as to allow for all Series B Registerable Securities covered by such Series B Registration Statement to be sold (subject to certain exceptions), then we must pay the Series B Investor liquidated damages equal to 1.5% percent of the aggregate subscription amount paid by the Series B Investor for each 30-day period that such event has not occurred. Notwithstanding the foregoing, in no event shall we be liable for liquidated damages (i) in the aggregate in excess of 1.5% of the aggregate amount invested by the Series B Investor for each 30-day period, or (ii) in excess of an aggregate of 24% of the aggregate Series B Purchase Price.

      In consideration for the introduction of the Series B Investor to us by Jesup & Lamont, an investment banking firm, as of January 23, 2007, Jesup & Lamont received, among other things, five-year warrants to purchase 27,692 shares of our Common Stock, at an exercise price of $2.60 per share (the "Jesup Warrants"). We granted Jesup & Lamont the right to "piggyback" the shares of our common stock issuable upon exercise of the Jesup Warrants on each Registration Statement we file on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

      We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ISSUANCE OF SHARES AND WARRANTS TO OUR FORMER CORPORATE COUNSEL

      On January 31, 2007, in consideration for professional fees and investment advice valued at an aggregate of approximately $27,500, we issued 25,000 shares of our common stock to our former corporate counsel. In addition, as of such date, we granted him warrants to purchase an additional 10,000 shares of our common stock, at an exercise price of $2.60 per share subject to certain anti-dilution provisions. The warrants will expire on January, 2012.

      We believe that this transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ISSUANCE OF SHARES TO AN INVESTOR

      On February 13, 2007, in order to resolve a dispute, we entered into a Settlement Agreement and Release with an investor of ours. In consideration for a general release the investor provided to us, we issued him 14,528 shares of our common stock which were valued at an aggregate of $15,981.

      We believe that this transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ISSUANCE OF SHARES TO A CONSULTANT

      As of April 2, 2007, we issued 25,000 shares of our common stock to a Consultant, in consideration for certain consulting services he provided to us valued at an aggregate of approximately $22,500.

      We believe that this transactions is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ISSUANCE OF SHARES AND WARRANTS TO SUMMIT TRADING LIMITED

      As of April 19, 2007, in consideration for certain investor relations and public relations services provided to us pursuant to a Consulting Agreement and related Payment Agreement, we issued to Summit Trading Limited ("Summit") 75,000 shares of our common stock, which were valued at an aggregate of $81,000. In addition, as of such date, we granted Summit warrants to purchase an additional 100,000 shares of our common stock (the "Summit Warrants"), at an exercise price of $1.30 per share. The Summit Warrants were exercisable immediately upon their grant, and shall expire on April, 2012.

      We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      In the three-month period ended March 31, 2007, and subsequent period through the date hereof, we did not default upon any senior securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      In the three-month period ended March 31, 2007, and subsequent period through the date hereof, the following matters were submitted to a vote of our stockholders:

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

      During the quarter ended March 31, 2007, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.

ITEM 5.   OTHER INFORMATION.

      There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended September 30, 2007, or subsequent period through the date hereof, which was not so reported, except as follows:

EMPLOYMENT AGREEMENT WITH STEVEN APESOS

      Steven Apesos, our Executive Vice President and Marketing Director, entered into an Employment Agreement with us on December 14, 2006 (the "Employment Agreement"). The Employment Agreement has a one-year term and automatically renews for successive one-year terms unless either party gives written notice of the desire to terminate the Employment Agreement at least six months prior to the scheduled end of a term. Pursuant to the Employment Agreement, Mr. Apesos will be paid an annual base salary of $200,000, which amount will be reviewed and adjusted periodically by our Compensation Committee. Based on his individual performance, our general operating performance, and certain other factors, Mr. Apesos will also be eligible for an annual performance bonus equal to up to 30% of his annual base salary. The Employment Agreement also provides for (a) participation in our stock option plan, (b) grants of discretionary bonuses, and (c) payment of severance compensation under certain circumstances. The Employment Agreement also contains confidentiality, non-competition, and non-solicitation provisions.

      The Employment Agreement is annexed hereto as Exhibit 10.6, and is incorporated herein by reference.

ISSUANCE OF SHARES AND WARRANTS TO SUMMIT TRADING LIMITED

      As of April 19, 2007, in consideration for certain investor relations and public relations services provided to us pursuant to a Consulting Agreement and related Payment Agreement, we issued to Summit Trading Limited ("Summit") seventy-five thousand (75,000) shares of our common stock, which were valued at an aggregate of $81,000. In addition, as of such date, we granted Summit warrants to purchase an additional 100,000 shares of our common stock (the "Summit Warrants"), at an exercise price of $1.30 per share. The Summit Warrants were exercisable immediately upon their grant, and shall expire on April, 2012.

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

   10.6 Employment Agreement, between Utix Group, Inc. and Steven Apesos, effective as of December 13, 2006 -- filed herewith

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

                                      UTIX GROUP, INC.

 Dated: May 21, 2007                  By: /s/ Anthony G. Roth
                                          --------------------------------------
                                          Anthony G. Roth
                                          President and Chief Executive Officer


 Dated: May 21, 2007                  By: /s/ Mark L. Pover
                                          --------------------------------------
                                          Mark L. Pover
                                          Chief Financial Officer and Secretary

                                  EXHIBIT INDEX
                                  -------------


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

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------                        ----------------------

   10.6 Employment Agreement, between Utix Group, Inc. and Steven Apesos, effective as of December 13, 2006 -- filed herewith

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