Form 10QSB
period 2007-06-30
UTIX GROUP INC
filed 2007-10-25
CIK 842010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50589

UTIX GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2340624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 New England Executive Park, Suite 610 Burlington, MA 01803

(Address of principal executive offices)
(781) 229-2589

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
As of October 25, 2007, the issuer had 1,759,372 shares of common stock issued and outstanding (excluding 384,369 shares being held in escrow subject to certain beneficial ownership limitations).
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

QUARTERLY REPORT ON FORM 10-QSB
OF UTIX GROUP, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
UTIX Group, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$285,830	$642,757
Short-term investments	450,000	526,767
Restricted cash	704,981	967,627
Accounts receivable, net	774,701	19,506
Inventory, net	321,010	116,601
Prepaid expenses and other current assets	168,218	113,546

Total current assets	2,704,740	2,386,804

Property and equipment:
Equipment and software	489,015	382,054
Furniture and fixtures	73,235	56,849

	562,250	438,903
Less — accumulated depreciation	345,594	285,207

Property and equipment, net	216,656	153,696

Other assets	28,453	28,453

Total Assets	$2,949,849	$2,568,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of capital lease obligations	$5,271	$15,953
Accounts payable	1,061,243	689,348
Accrued expenses	1,880,964	952,314
Liability associated with warrants	—	294,127
Customer deposits	994,153	770,672
Deferred revenue	1,704,947	592,993

Total current liabilities	5,646,578	3,315,407

Long-term liabilities:
Capital lease obligations — less current maturities	—	3,353

Total long-term liabilities	—	3,353

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized; 1,071 shares issued and outstanding at September 30, 2006 (liquidation preference of $5,355,000)	—	5,355,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; Series A convertible, 1,063 shares issued and outstanding at June 30, 2007 (liquidation preference of $5,315,000)	1	—
Series B convertible, 2,769,615 shares issued and outstanding at June 30, 2007 (liquidation preference of $3,600,500)	2,770	—
Common stock, $0.001 par value, 375,000,000 shares authorized; 2,141,741 and 1,896,444 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	2,142	1,896
Additional paid in capital	28,474,575	19,418,507
Deferred compensation	—	(336,813)
Accumulated deficit	(31,176,217)	(25,188,397)

Total stockholders’ deficit	(2,696,729)	(6,104,807)

Total Liabilities and Stockholders’ Deficit	$2,949,849	$2,568,953

The accompanying notes are an integral part of these consolidated unaudited financial statements.

UTIX Group, Inc.
Consolidated Statements of Operations (unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006

Net revenues	$1,338,619	$370,604	$2,206,156	$1,255,729

Cost of revenues	1,033,745	300,064	2,232,165	980,748

Gross profit (loss)	304,874	70,540	(26,009)	274,981

Selling and administrative expenses	1,606,914	1,710,940	4,882,966	3,989,373

Loss from operations	(1,302,040)	(1,640,400)	(4,908,975)	(3,714,392)

Other income (expense):
Investment income, net	8,896	9,065	32,197	19,571
Interest expense	(304)	(1,082)	(1,490)	(126,626)
Other expense	(342,940)	(3,467,625)	(1,033,538)	(3,623,418)

	(334,348)	(3,459,642)	(1,002,831)	(3,730,473)

Loss before provision (benefit) for income taxes	(1,636,388)	(5,100,042)	(5,911,806)	(7,444,865)

Provision (benefit) for income taxes	—	—	—	—

Net loss	$(1,636,388)	$(5,100,042)	$(5,911,806)	$(7,444,865)

Series A preferred stock deemed dividend	$—	$—	$(5,632,530)	$(1,311,286)
Series B preferred stock deemed dividend	—	—	(284,982)	—

Loss applicable to common shareholders	$(1,636,388)	$(5,100,042)	$(11,829,318)	$(8,756,151)

Net loss per common share applicable to common shareholders:
Basic and diluted	$(0.77)	$(4.17)	$(5.82)	$(13.34)

Weighted average number of common shares outstanding:
Basic and diluted	2,125,531	1,223,254	2,033,876	656,511

The accompanying notes are an integral part of these consolidated unaudited financial statements

UTIX Group, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,911,806)	$(7,444,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,620	102,022
Loss on disposal of property and equipment	3,613	—
Provision for inventory writedown	83,296	—
Stock-based compensation	447,742	478,875
Non-cash interest and other expense	1,033,538	3,627,825
Non-cash operating income	(397)	(22,655)
Amortization of financing costs and other placement fees	—	202,035
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(755,195)	(2,704)
Inventory	(287,705)	(38,195)
Prepaid expenses	(54,672)	(26,355)
Other assets	26,767	15,626
Increase (decrease) in:
Accounts payable	371,895	(19,771)
Accrued expenses	9,279	(75,881)
Deferred revenue	1,111,954	(157,859)
Customer deposits	223,481	32,559

Net cash used in operating activities	(3,626,590)	(3,329,343)

Cash flows from investing activities:
Purchase of short-term investments	(450,000)	—
Proceeds from redemption of short-term investments	500,000	—
Purchases of property and equipment	(141,643)	(20,914)

Net cash used in investing activities	(91,643)	(20,914)

Cash flows from financing activities:
Proceeds from notes payable	—	146,000
Repayment of notes payable	—	(200,000)
Restricted cash	262,646	192,172
Proceeds from warrant exercise	—	125
Proceeds from disposal of property and equipment	3,450	—
Proceeds from sale of preferred stock, net	3,109,245	4,893,996
Repurchase of common shares	—	(25,000)
Payments on capital lease obligations	(14,035)	(19,781)

Net cash provided by financing activities	3,361,306	4,987,512

Net increase in cash and cash equivalents	(356,927)	1,637,255
Cash and cash equivalents, beginning of period	642,757	748,586

Cash and cash equivalents, end of period	$285,830	$2,385,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,490	$217,084

Supplemental disclosure of noncash investing and financing activities:
Warrants issued for services	$94,101	$—

Conversion of preferred stock to common stock	$40,000	$60,000

Non-cash dividends to preferred stockholders of Series A preferred stock arising from beneficial conversion feature	$5,632,530	$1,311,286

Non-cash dividends to preferred stockholders of Series B preferred stock arising from beneficial conversion feature	$284,982	$—
Warrants issued in connection with Series B convertible preferred stock	$142,491	$—

Warrants issued in connection with Series A convertible preferred stock	$—	$370,141

Conversion of notes and interest to common stock	$—	$3,184,082

Prior period accruals settled via issuance of stock and warrants	$165,980	$—

The accompanying notes are are an integral part of these consolidated unaudited financial statements.

UTIX Group, Inc.
Consolidated Statements of Stockholders’ Deficit

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, September 30, 2006	—	$—	—	$—	1,896,444	$1,896	$19,418,507	$(336,813)	$(25,188,397)	$(6,104,807)

Net Loss	—	—	—	—	—	—	—	—	(5,911,806)	$(5,911,806)

Reduction of compensation expense for non-employee stock option grants	—	—	—	—	—	—	(344)	—	—	$(344)
Compensation expense for employee stock option grants	—	—	—	—	—	—	266,855	—	—	$266,855
Reclassification of deferred compensation	—	—	—	—	—	—	(336,813)	336,813	—	$—
Reclassification of Series A convertible preferred stock (Note 3)	1,071	1	—	—	—	—	5,354,999	—	—	$5,355,000
Reclassification of warrant liability (Note 5)	—	—	—	—	—	—	370,141	—	(76,014)	$294,127
Issuance of Series B convertible preferred stock and warrants, net	—	—	2,769,615	2,770	—	—	3,054,662	—	—	$3,057,432
Conversion of Series A convertible preferred stock into common stock	(8)	—	—	—	30,769	31	(31)	—	—	$—
Issuance of common stock and warrants in exchange for services	—	—	—	—	200,000	200	330,633	—	—	$330,833
Issuance of common stock in lieu of cash	—	—	—	—	14,528	15	15,966	—	—	$15,981

Balance, June 30, 2007 (unaudited)	1,063	$1	2,769,615	$2,770	2,141,741	$2,142	$28,474,575	$—	$(31,176,217)	$(2,696,729)

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
1.	NATURE OF THE BUSINESS AND GOING CONCERN

Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. (together, the “Company”) primarily provide prepaid experiences to consumers by offering gift tickets that are redeemable at golf courses, ski resorts, spas, movie theaters, bowling centers and other venues nationwide.

The Company’s products are offered through two distinct distribution channels: (1) sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users (corporate) and (2) sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains and the internet (retail).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a net working capital deficit and a net stockholders’ deficit, that raise substantial doubt about its ability to continue as a going concern.

On November 15, 2006, the Company closed on an agreement to sell Series B Convertible Preferred Stock for gross proceeds of $3,000,500. On January 23, 2007, the Company sold additional shares of Series B convertible preferred stock, and warrants for an aggregate purchase price of approximately $600,000. As a result of the Series B Offerings, the Company believes that it will have sufficient capital to fund its operations until September 30, 2007. However, until such time as the Company generates sufficient revenues from operations, it will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that the Company will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then existing stockholders.

There can be no assurance that the Company’s operating plans will be successful and that the Company will be successful in obtaining the capital, if necessary, to continue ongoing operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Utix Group, Inc. and its wholly owned subsidiary Corporate Sports Incentives, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation (continued)

The financial information as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006 is unaudited and includes all adjustments consisting only of normal recurring accruals, which management considers necessary for a fair presentation of its financial position, operating results and cash flows. Results for the three and nine months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year ended September 30, 2007 or for any future periods.

The interim condensed consolidated financial statements of Utix Group, Inc. the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.

These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the Company’s financial statements and related footnotes as of, and for the period ended September 30, 2006, together with the auditors’ report, included in the Company’s Form 10-KSB, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s estimates include the valuation allowance for deferred income taxes, certain revenue related reserves, reserves for excess and obsolete inventories and assumptions used for valuing equity investments. Actual results could differ from those estimates.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

As of June 30, 2007, 82.5% of trade receivables is from one customer. The Company generally requires payment up-front, or a deposit on account, prior to shipping product. For those few accounts with terms, the Company routinely assesses the financial strength of its customers and has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. As a consequence, concentrations of credit risk are limited.

Short-term Investments

The Company maintains various short-term investments in certificate of deposits. As of September 30, 2006, the Company had $526,767 in a 9-month certificate of deposit maturing on October 26, 2006. As of June 30, 2007, the Company had $450,000 in a 9-month certificate of deposit maturing on August 27, 2007.

Restricted Cash

The Company had cash of $255,172 and $251,842 in escrow at Discover Bank, at June 30, 2007 and September 30, 2006, respectively and $449,809 and $715,785 at 5 Star Bank to fund the calculated redemption amount on all activated magnetic strip tickets, at June 30, 2007 and September 30, 2006, respectively. In accordance with the Company’s agreement with Discover, the Company is required to maintain 150% of the average redemption amount of the average redeemed tickets for each ticket category or up to 85% of the maximum redemption amount on each activated magnetic strip ticket until such time as a single redemption and expiration life cycle can be calculated. The funds are to be held in the depository account (at 5 Star Bank, Discover Bank and Cambridge Savings Bank (certificate of deposit account)) until the ticket has been redeemed or has expired. If the ticket is redeemed, the redemption and settlement costs are automatically withdrawn from the 5 Star Bank account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

Inventory

Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at the lower of cost or market. The Company periodically reviews the carrying value of its inventory to determine if any adjustments are needed to its carrying value. The Company recorded an $83,296 provision on its inventory to reduce excess inventories in the nine months ended June 30, 2007. The Company recorded no provision on its inventory in the nine months ended June 30, 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123R’s implementation challenges for registrants.

On October 1, 2006 (the first day of the Company’s 2007 fiscal year), the Company adopted SFAS 123R and SAB 107. The Company adopted SFAS 123R using the modified prospective application method, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

Under the provisions of SFAS 123R, the Company recognizes the fair value of stock compensation cost, over the requisite service period of the individual awards, which generally equals the vesting period. All of the Company’s stock compensation awards are accounted for as equity instruments and there have been no liability awards granted.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Prior to the adoption of SFAS 123R, the Company applied the intrinsic value method under APB 25 to account for stock-based awards. The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the three and nine months ended June 30, 2006 based on the fair value method under SFAS 123R:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Loss applicable to common shareholders , as reported	$(5,100,042)	$(8,756,151)
Add: stock compensation included in net loss	28,527	40,682
Deduct: compensation expense, determined under fair value for all awards	(103,064)	(321,261)

Pro forma net loss	$(5,174,579)	$(9,036,730)

Net loss per common share (basic and diluted)	$(4.17)	$(13.34)

Pro forma net loss per common share (basic and diluted)	$(4.23)	$(13.76)

Beginning with the 2007 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense related to stock options for the three and nine months ended June 30, 2007 was $90,357 and $266,855, respectively, recorded in selling and administrative expenses. The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $61,829 and $181,272 for the three and nine months ended June 30, 2007, respectively, which caused the Company’s net loss to increase by the same amount and its net loss per share available to common shareholders to increase by $0.03 and $0.09 per share for the three and nine months ended June 30, 2007, respectively. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

The Company’s stock compensation plans provide for the granting of restricted shares and either incentive or nonqualified stock options to employees and non-employee directors. Options are subject to terms and conditions determined by the Board of Directors, and generally vest over a three or four year period beginning on the first year anniversary from date of grant and expire ten years from date of grant.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. The weighted-average fair values of the options granted under the stock options plans for the nine months ended June 30, 2007 and 2006 was $0.60 and $1.81, respectively.

These assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the nine months ended June 30, 2007 and 2006.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

	For the Nine Months Ended June 30,
	2007	2006
Risk-free interest rate	4.57%	4.64%
Expected lives	6.25 years	5 years
Expected volatility	50%	50%
Dividend yield	0%	0%
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatilities are based on a combination of both historical and current implied volatilities of the underlying stock which are obtained from public data sources. The risk-free interest rate is the U.S. Treasury bill rate with constant maturities with a remaining term equal to the expected life of the option. The expected life is based on the simplified method for estimating expected option life, which qualify as “plain vanilla” options.

Options outstanding and options exercisable at June 30, 2007 had no aggregate intrinsic value. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the period, which was $0.95 as of June 30, 2007, and the exercise price multiplied by the number of options outstanding. No options were exercised in the nine months ended June 30, 2007 and 2006.

Following is a summary of the activity for the Company’s stock options for the nine months ended June 30, 2007.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares	Price Range	Price	Life	Value

Outstanding at September 30, 2006	730,164	$1.35 - $50.00	$5.62

Granted	35,000	$1.10 - $ 1.10	$1.10
Forfeited/ Cancelled	(17,400)	$2.00 - $50.00	$6.57
Exercised	—	— —	—

Outstanding at June 30, 2007	747,764	$1.10 - $50.00	$5.38	8.6 years	$—

Exercisable at June 30, 2007	386,985	$2.00 - $50.00	$6.61	8.5 years	$—

The Company had 2,236 shares available for grant at June 30, 2007. The Company had 408,487 options vested or expected to vest at June 30, 2007. The price range is $1.10 to $50.00.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING

During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the “Series A Investors”). Pursuant to such agreement, the Company sold 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value (“Series A Preferred Stock”), and warrants (“Series A Warrants”) to purchase up to 683,125 shares, subject to anti-dilution provisions discussed below, of the Company’s common stock, $.001 par value (“Common Stock”) to the Series A Investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, of Regulation D (the “Series A Offering”). The Company sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000 (net proceeds of $4,843,996). For each share of Series A Preferred Stock purchased investors received five year warrants to purchase 625 shares of Common Stock with an exercise price of $4.00 per share.

The Company has the right to call the Series A Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $12.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Series A Warrants initially issued or (ii) the number of remaining Series A Warrants held by the holders thereof.

The stated value of the Series A Preferred Stock is $5,000 (the “Series A Stated Value”). The holders of our Series A Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on our Common Stock without paying a dividend on the Series A Preferred Stock on an as-converted basis. Upon liquidation, dissolution or winding up of the Company, the Series A Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series A Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Series A Stated Value plus any accrued and unpaid dividends (the “Series A Liquidation Preference”).

The Series A Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series A Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the holders’ option into that number of shares of Common Stock equal to the number of shares of Common Stock obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Series A Liquidation Preference per share and dividing the result by $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING (continued)

In connection with the issuance of the Series A Preferred Stock, the Company recorded a beneficial conversion feature of $370,141. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series A Preferred Stock can convert at the date of issuance. As the Series A Preferred Stock was immediately convertible, the Company recorded the combined discount that resulted from the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering, or a total of approximately $1,311,000, as a deemed dividend and as a component of loss applicable to common shareholders as of June 30, 2006.

On July 19, 2006, the Company entered into an agreement finalizing its relationship with a financial consultant who originally assisted the Company in securing financing opportunities. In consideration for its services, the Company made a payment of $100,000 and issued a warrant for the purchase of 175,000 shares of Common Stock, at an exercise price of $4.00 per share. The warrant will expire in July 2011. The warrant was valued at $48,109 using the Black-Scholes model.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Series A Warrants. This registration statement became effective on May 9, 2006. If such registration statement was not filed on or before 45 days after the closing of the Offering then the Company would have had to pay to each Series A Investor as liquidated damages and not as a penalty, an amount equal to 1.5% of the aggregate amount invested by such Series A Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The Series A Preferred Stock was initially classified as temporary equity in accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, primarily because of the provisions of the registration rights agreement described above.

On October 1, 2006, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-19-2, Accounting for Registration Payment Arrangements and accordingly, reassessed the classification of the Series A Preferred Stock. As of October 1, 2006, the carrying value of the Series A Preferred Stock was reclassified into permanent equity.

On November 15, 2006, the Company amended its articles of incorporation to designate 2,692,308 shares out of the total authorized number of 25,000,000 shares of its preferred stock, as Series B Convertible Preferred Stock and closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund, LTD, MicroCapital Fund LP, Crescent International, LTD and Allen Lowy (collectively, the “Series B Investors”). Pursuant to such agreement, the Company issued 2,308,077 shares of its Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred Stock”), and warrants

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING (continued)

(“Series B Warrants”) to purchase up to 346,212 shares of Common Stock, to the Series B Investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, of Regulation D (the “Series B Offering”). The Company issued the Series B Preferred Stock for a per share purchase price of $1.30, for aggregate gross proceeds of $3,000,500. For each share of Series B Preferred Stock purchased, the Series B Investors received five year warrants to purchase 0.15 shares of Common Stock with an exercise price of $2.60 per share. The Series B Preferred Stock has the same liquidation preference rights as the Series A Preferred Stock. The Company remitted $243,255 and issued a five year warrant to purchase 106,177 shares of Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event which was recorded against the proceeds. At the date of issuance, the fair value of the warrants of $40,660 was calculated using the Black-Scholes option pricing model.

The Company has the right to call the Series B Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $5.20 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Series B Warrants initially issued or (ii) the number of remaining Series B Warrants held by the holders thereof.

The stated value of the Series B Preferred Stock is $1.30 (the “Series B Stated Value”). The holders of our Series B Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the Common Stock without paying a dividend on the Series B Preferred Stock on an as-converted basis. Upon liquidation, dissolution or winding up of the Company, the Series B Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or liquidation preference to the Series B Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Series B Stated Value plus any accrued and unpaid dividends (the “Series B Liquidation Preference”).

The Series B Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series B Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at any time at the holders’ option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Liquidation Preference per share and dividing the result by $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING (continued)

In connection with the issuance of the Series B Preferred Stock, the Company recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (see Note 5) of $253,773 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of June 30, 2007.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 the Company has allocated approximately $45,000 against the proceeds of the Series B Preferred Stock and recorded a corresponding liability for the liquidated damages. During the three and nine months ended June 30, 2007, approximately $139,000 and $292,000 was recorded to other expense and non-cash interest for additional anticipated liquidated damages, respectively.

The terms of the Company’s outstanding Series A Warrants and Series A Preferred Stock require an adjustment to the then-existing strike price and conversion price, respectively should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no consideration or for a consideration per share less than the strike/conversion price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike/conversion price of the applicable security shall be reduced, as of the close of business on the effective date of such issuance, to the lowest price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold, provided that in no event shall the strike/conversion price after giving effect to such event is greater than the strike/conversion price in effect prior to such event. The sale of the Series B Convertible Preferred Stock at $1.30 per share triggered their anti-dilution provisions in accordance with the following table:

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING (continued)

	Common Shares	Conversion Price/
Equity Instrument	Underlying Instrument	Strike Price
Series A Preferred Stock
Initial	2,677,500	$2.00
After Series B offering	4,119,231	$1.30

Warrants
Initial	991,315	$4.00
After Series B offering	3,050,200	$1.30

Warrants
Initial	172,171	$4.00
After Series B offering	209,325	$3.29
Included in the table above are the Series A Warrants to purchase 683,125 shares of Common Stock at $4.00. As a result of the issuance of the Series B Preferred Stock, the exercise price of $4.00 was reduced to $1.30 and the shares were increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of Common Stock underlying the Series A Preferred Stock. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of June 30, 2007.

Also included above are warrants issued during fiscal year 2006. The Company had issued warrants to purchase an aggregate of 480,361 shares of Common Stock at the exercise price of $4.00 per share for a period of five years. As a result of the issuance of the Series B Preferred Stock, the exercise price for certain of these warrants was reduced to $1.30 and the shares issuable were increased to 948,277 and for the remaining warrants, the exercise price was reduced to $3.29 and the shares issuable were increased to 209,325.

The registration statement related to the additional shares issuable as a result of the anti-dilution adjustment described above, was not filed timely in accordance with the registration agreement and the Company has recorded charges for the anticipated liquidated damages in the amount of approximately $205,000 and $742,000 as other expense and non-cash interest during the three and nine months ended June 30, 2007, respectively.

On January 16, 2007, the Company entered into a Purchase Agreement (the “Subsequent Series B Purchase Agreement”) with Dolphin Offshore Partners, L.P. (the “Additional Series B Investor”). Pursuant to the Subsequent Series B Purchase Agreement, as of January 23, 2007 (the “Subsequent Closing Date”), the Company sold to the Additional Series B Investor a total of (i) 461,538 shares of its Series B Preferred Stock, which are convertible at a rate of $1.30 per share, into an equal number of shares of our Common Stock, and (ii) Series B Warrants to purchase up to 69,231 shares of its Common Stock, at an exercise price of $2.60 per share, for an aggregate purchase price of approximately $600,000 (the “Subsequent Series B Offering”). The Company remitted $48,000 and issued 27,692 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
3.	PREFERRED STOCK OFFERING (continued)

event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $6,400. In addition, the Company granted to the third party the right to “piggyback” the shares of its Common Stock issuable upon exercise of its warrants on each Registration Statement the Company files on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

In connection with the issuance of the additional Series B Convertible Preferred Stock, the Company recorded a beneficial conversion feature of $15,604. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (see Note 5) of $31,209 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of June 30, 2007.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 the Company has allocated approximately $7,000 against the proceeds of the Series B Preferred Stock and recorded a corresponding liability for the liquidated damages.

4.	OTHER AGREEMENTS

PGA Agreement

On July 17, 2006, the Company entered into a binding letter of intent with PGA TOUR, Inc. regarding the exclusive use, subject to certain approval rights, of the PGA TOUR brand and/or logo throughout the United States in connection with the development, marketing and sale of prepaid golf experience ticket products. The Company is required to remit to the PGA TOUR certain minimum guaranteed license fees, which are recoupable against actual earned royalties, and non-refundable equity consideration. The Company is responsible for (i) development, marketing, distribution, fulfillment and sale of the Licensed Products, and (ii) manufacturing, distribution, operations, customer service and venue management. The agreement runs through July 31, 2011, unless otherwise terminated pursuant to the agreement. The Company recorded approximately $57,000 and $169,000 as a component of cost of revenues during the three and nine months ended June 30, 2007, respectively, for compensation related to this agreement.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
4.	OTHER AGREEMENTS (continued)

Investor Relation Firm Agreement

In consideration for certain investor relations and public relations services provided to the Company pursuant to a consulting agreement, during the year ended September 30, 2006 the Company issued to an investor relation firm 75,000 shares of Common Stock, which were valued at an aggregate of $150,000. In addition, the Company granted the investor relation firm stock options to purchase an additional 100,000 shares of our Common Stock, at an exercise price of $2.00 per share. At the date of issuance April 3, 2006, the fair value of the options of $181,177 was calculated using the Black-Scholes option pricing model. The options vested automatically upon their grant, and expire on November 1, 2011, unless otherwise terminated in accordance with the agreement. The Company subsequently agreed to pay additional consideration and issued an additional 75,000 shares of Common Stock, which were valued at an aggregate of $81,000 and were expensed during the nine months ended June 30, 2007. The Company also granted additional warrants to purchase an additional 100,000 shares of Common Stock, at an exercise price of $1.30 per share. The warrants were exercisable immediately upon their grant, and shall expire on April 17, 2012. At the date of issuance April 19, 2007, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $47,000 and were expensed during the nine months ended June 30, 2007.

Professional Services Agreement

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

Settlement Agreement and Release

On February 13, 2007, in order to resolve a dispute, the Company entered into a Settlement Agreement and Release with certain investors. In consideration for a general release the investors provided to the Company, the Company issued 14,528 shares of Common Stock and agreed to issue an additional 9,528 shares of Common Stock. The aggregate value of the shares was approximately $26,000 and was recorded as expense in the nine months ended June 30, 2007.

Consulting Agreement

On April 2, 2007, in consideration for certain consulting services, the Company issued 25,000 shares of Common Stock to a Consultant, which were valued at an aggregate of approximately $22,500.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
5.	WARRANTS

In connection with the Series A Offering, the Company issued the Series A Warrants allowing for the purchase of 683,125 shares,of the Company’s common stock at an exercise price of $4.00. At the date of issuance, the fair value of the Series A Warrants was calculated using the Black-Scholes option pricing model. The original value allocated to the Series A Warrants of $370,141 was recorded as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of the Series A Warrants in fiscal 2006 were reflected in the Consolidated Statement of Operations. The Company reassessed the classification of the Series A Warrants under the provisions of EITF 00-19-2 and on October 1, 2006, the Company reclassified the initial fair value allocated to the Series A Warrants of $370,141 into permanent equity and recorded a charge of approximately $76,000 to retained earnings.

In connection with the Series B Offering, the Company issued the Series B Warrants allowing for the purchase of 346,212 shares of the Company’s common stock at an exercise price of $2.60. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series B Preferred Stock were allocated to the Series B Preferred Stock and Series B Warrants based on their relative fair values. The fair value allocated to the Series B Warrants was $126,886. The Company also issued five year Series B Warrants to purchase 106,177 shares of the Company’s common stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The fair value of the Series B Warrants was approximately $40,660.

In connection with the subsequent Series B Offering, the Company issued the Series B Warrants allowing for the purchase of 69,231 shares of the Company’s common stock at an exercise price of $2.60. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The proceeds of the additional Series B Preferred Stock were allocated to the Series B Preferred Stock and Series B Warrants based on their relative fair values. The fair value allocated to the Series B Warrants was $15,605.

The Company also issued five year Series B Warrants to purchase 27,692 shares of the Company’s common stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the Series B Warrants was calculated using the Black-Scholes option pricing model. The fair value of the Series B Warrants was approximately $6,400.

Warrants granted during the nine months ended June 30, 2007 and 2006 have been valued using the Black-Scholes option pricing model. The assumptions used were as follows.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
5.	WARRANTS (continued)

	For The Nine Months Ended June 30,
	2007	2006
Risk-free interest rates	4.62 — 4.82%	4.31 — 5.10%
Expected lives	5 years	2 — 5 years
Expected volatility	50%	50%
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.37	$1.24
The following is a summary of warrants outstanding as of June 30, 2007.

Number	Issue Date	Issued in Connection with	Exercise Price	Expiration Date
948,277	January 2006	Financial Restructuring	$1.30	January 2011
209,325	January 2006	Financial Restructuring	$3.29	January 2011
2,101,923	January 2006	Preferred stock offering	$1.30	January 2011
175,000	July 2006	Preferred stock offering	$4.00	July 2011
452,389	November 2006	Preferred stock offering	$2.60	November 2011
96,923	January 2007	Preferred stock offering	$2.60	January 2012
10,000	January 2007	Professional Services	$2.60	January 2012
100,000	April 2007	Professional Services	$1.30	April 2012
4,093,837

6.	STOCK COMPENSATION AND OPTION PLAN

On November 13, 2003, the Company’s Board of Directors approved a stock-based equity incentive plan (the “Plan”) under which certain employees, directors and consultants, who significantly contribute to the success of the Company, may be granted options (incentive and nonstatutory) to purchase the Company’s common stock. The Plan is administered by the Compensation Committee of the Board of Directors, which will select participants and determine the terms and conditions of the awards.

Under the Plan, the options generally vest ratably over periods ranging from 36 to 48 months (or automatically upon a change in control, as defined in the Plan). In February 2006, the Board of Directors approved (and shareholders subsequently ratified) an increase in the number of options that may be granted by the Company under the Plan from 126,000 to 750,000. During the nine months ended June 30, 2007, 35,000 options were granted to employees and directors. During the nine months ended June 30, 2006, 639,525 options were granted, 406,025 of which were to employees and directors.

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

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
6.	STOCK COMPENSATION AND OPTION PLAN (continued)

value of the unearned options and recorded approximately $300 and $22,700 as a reduction to non-cash operating expenses for the nine months ended June 30, 2007 and June 30, 2006, respectively.

On February 24, 2006, 90,500 options were granted to non-employees in exchange for services rendered. These options were granted at an exercise price of $2.00, have a 10 year term and vest immediately. The Company measured the fair value of the option grants using the Black Scholes option pricing model using risk-free interest rates of 4.64% and 50% volatility, the fair value of the grants was calculated as $163,965 which was charged to non cash operating expense in the nine months ended June 30, 2006.

7.	LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended June 30, 2007 and 2006, potentially dilutive shares, representing an aggregate of 11,699,679 and 4,962,001 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
7.	LOSS PER COMMON SHARE (continued)

The following table is the computation of basic earnings per common share and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Loss applicable to common shareholders	$(1,636,388)	$(5,100,042)	$(11,829,318)	$(8,756,151)

Weighted-average common shares and equivalents outstanding — basic and diluted	2,125,531	1,223,254	2,033,876	656,511

Basic and diluted net loss per common share	$(0.77)	$(4.17)	$(5.82)	$(13.34)

Number of shares underlying warrants excluded in calculation of diluted earnings per common share due to anti-dilutive effects	4,093,837	1,163,487	4,093,837	1,163,487

Number of shares underlying other liabilities excluded in calculation of diluted earnings per common share due to anti-dilutive effects	—	384,369	—	384,369

Number of shares underlying Series A convertible preferred excluded in calculation of diluted earnings per common share due to anti-dilutive effects	4,088,463	2,702,500	4,088,463	2,702,500

Number of shares underlying Series B convertible preferred excluded in calculation of diluted earnings per common share due to anti-dilutive effects	2,769,615	—	2,769,615	—

Number of shares underlying options excluded in calculation of diluted earnings per common share due to anti-dilutive effects	747,764	711,645	747,764	711,645

UTIX GROUP, INC.
Notes to Consolidated Financial Statements
8.	RETIREMENT PLAN

The Company adopted a 401 plan covering substantially all employees beginning in March 2006. The plan allows participants to elect to defer up to 90% of their compensation to a maximum of the amount legally allowed. The Company matches 50% of participant deferrals, up to 3% of their salary. The employer’s contribution for the three and nine months ended June 30, 2007 was $11,553 and $37,290, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The financial and business analysis in this Quarterly Report on Form 10-QSB (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Report, and our Annual Report on Form 10-KSB for the fiscal year ending September 30, 2006 (the “Annual Report”).
     This filing contains “forward-looking statements” and information relating to our business that are based on our beliefs as well as assumptions made by us or based upon information currently available to us. When used in this statement, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project”, “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our performance in this Part I, Item 2. These statements reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties. Readers are referred to the caption entitled “Risk Factors” appearing at the end of Part I, Item 1 of the Annual Report. Actual and future results and trends could differ materially from those set forth in such statements due to various factors. Such factors include, among others: general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; the commercially viability of our retail gift card platform and offerings; availability, terms, and deployment of capital; and availability of qualified personnel. These forward-looking statements speak only as of the date of this filing. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.
Overview
     We were incorporated in Delaware in 1988, under the name “Deterministics, Inc.” In 1989, we changed our name to “Bright Star — World Entertainment, Inc.” In 1994, we changed our name to “Cyto Skin Care Corporation”, and, later that year, to “Chantal Skin Care Corporation.” Beginning in 1999, Chantal Skin Care Corporation was an inactive company having no assets, liabilities, operations or transactions.
     In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation (“Corporate Sports”), and changed our name to “Utix Group, Inc.” As a result of the exchange, Corporate Sports became our wholly owned subsidiary, the former security holders of Corporate Sports acquired a controlling interest in our company, and Corporate Sports’ business became our primary business operations. Although Corporate Sports Incentives, Inc. is a wholly owned subsidiary, all staff and operations now reside in Utix Group, Inc. and we operate under the name Utix Group, Inc.
     Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide. Our unique “System for Marketing Leisure Activity through Prepaid

Tickets” was granted patent number US 7,066,383 B2 on June 27, 2006, and patent number US 7,156,294 B2 on January 2, 2007.
     Our products are offered through two distinct distribution channels:
•	sales of prepaid manual and magnetic strip plastic gift tickets to corporations and other business users; and

•	sales of prepaid magnetic strip gift tickets to retail consumers that purchase products at mass merchandise retail chains and the internet.
     Our principal strategic goals are to:
•	establish our prepaid experience ticket methodology as the next generation of prepaid products, thereby increasing our revenues and profits, and

•	establish our company as the premier provider of prepaid lifestyle experiences in the sports, recreation, leisure, and entertainment arenas.
Recent Developments
     On September 24, 2007, we entered into a Purchase Agreement with a group of accredited investors for the sale of Series C Convertible Preferred Stock. Pursuant to the Purchase Agreement, we may sell in one or more closings up to 6,153,846 shares of Series C Preferred Stock, resulting in gross proceeds of up to $4,000,000. On September 28, 2007, we completed the first closing under the Purchase Agreement, selling 1,653,850 shares of our Series C Convertible Preferred Stock, and Series C Warrants to purchase up to 496,156 shares of our Common Stock, for an aggregate purchase price of approximately $1,075,003. We intend to use the proceeds from these sales for general working capital requirements.
Results of Operations
Three Month Period Ended June 30, 2007 Compared With Three Month Period Ended June 30, 2006.
     Net revenues for the three month period ended June 30, 2007 were $1,338,619, or $968,015 higher than the $370,604 in revenues recognized for the three month period ended June 30, 2006. The revenue increase of approximately 261.2% in the three month period ended June 30, 2007, as compared to the same period in fiscal 2006, is primarily attributable to increased redeemed and expired movie and ski tickets, partially offset by a decrease in expired tickets in movie, golf, and spa tickets through retail channels.
     Gross profit for the three month period ended June 30, 2007 was $304,874, or approximately 22.8% of revenues, as compared to $70,540 or approximately 19.0% of revenues for the three month period ended June 30, 2006. The gross profit of approximately 22.8% in the three month period ended June 30, 2007 was attributable to higher margins on movie tickets redeemed and expired, offset by lower margins on ski tickets redeemed, increased scrap of movie tickets, and royalty fees for license and distribution rights with a certain retailer. The gross profit of approximately 19.0% in the three month period ended June 30, 2006 was attributable to lower margins on ski tickets redeemed and related inventory costs.

     Selling and administrative expenses, at $1,606,914, were approximately $104,026, or 6.1%, lower in the three month period ended June 30, 2007 as compared to $1,710,940 for the three month period ended June 30, 2006. Cost increases in the three month period ended June 30, 2007 versus June 30, 2006 were primarily related to approximately $270,581 increase in labor, health insurance and performance bonuses, as well as a $153,344 increase in professional fees, and $80,527 in higher office and infrastructure costs, offset by a $212,345 decrease in compensation associated with stock and option grants to employee and non-employees, a $206,438 decrease attributable to the amended and restated warrants issued in connection with the Restructuring in 2006, a $73,414 decrease in general business consulting services, a $69,556 decrease in research and development, and a $46,725 decrease in marketing materials relating to ticket designs and promotional advertising.
     Other expenses were $334,348 and $3,459,642 for three month period ended June 30, 2007 and 2006, respectively. The $3,125,294, or 90.3% decrease in charges for the three month period ended June 30, 2007, as compared to 2006, was primarily related to a $342,940 charge for accrued registration penalties relating to the Series A and B Offerings in 2006 and 2007, offset by $3,400,000 in non-cash interest and other charges related to the conversion of notes payable to common stock and the warrants issued in connection with the Restructuring in 2006 and a $100,495 reduction in the fair value of warrants issued in connection with the Series A Preferred Stock in 2006.
     Our net loss for the three month period ended June 30, 2007, at $1,636,388, was 67.9%, or $3,463,654 lower than the net loss of $5,100,042 for the three month period ended June 30, 2006. The $3,500,000 lower loss for the three month period ended June 30, 2007 were primarily attributable to: non-cash charges of $3,400,000 associated with the conversion of notes payable, the fair value of warrants granted in accordance with the Restructuring in 2006, and $300,000 the fair value of options granted to non-employees and reductions of the fair value of warrants issued in connection with the Series A Preferred Stock in 2006.
Nine Month Period Ended June 30, 2007 Compared With Nine Month Period Ended June 30, 2006.
     Net revenues for the nine month period ended June 30, 2007 were $2,206,156, or $950,427 higher than the $1,255,729 in revenues recognized for the nine month period ended June 30, 2006. The revenue increase of approximately 75.7% in the nine month period ended June 30, 2007, as compared to the same period in fiscal 2006, is primarily attributable to increased redeemed and expired tickets in movie, and ski tickets, partially offset by a decrease in expired tickets in movie, golf, and spa tickets through retail channels.
     Gross loss for the nine month period ended June 30, 2007 was $26,009, or approximately 1.2% of revenues, as compared to gross profit of $274,981, or approximately 21.9% of revenues, for the nine month period ended June 30, 2006. The gross loss of 1.2% in the nine month period ended June 30, 2007 was attributable to lower margins on ski tickets redeemed, increased processing costs, write down and scrap of inventory, and royalty fees for license and distribution rights with a certain retailer. The 21.9% gross profit earned in the nine month period ended June 30, 2006 was attributable to higher than historical rates of retail tickets expiring unused, partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.
     Selling and administrative expenses, at $4,882,966, were approximately $893,593, or 22.4% higher in the nine month period ended June 30, 2007 as compared to $3,989,373 for the nine month period ended June 30, 2006. Cost increases in the nine month period ended June 30, 2007 versus June 30,

2006 were primarily related to approximately a $768,571 increase in labor, health insurance and performance bonuses, as well as a $480,850 increase in professional fees, a $41,462 increase related to a legal settlement, and $85,992 in higher office and infrastructure costs, offset by a $206,438 decrease attributable to the amended and restated warrants issued in connection with the Restructuring in 2006, a $171,046 decrease in general business consulting services, a $96,924 decrease in research and development, and a $8,874 decrease in compensation associated with common stock, warrant, and option grants to employee and non-employees.
     Other expenses were $1,002,831 and $3,730,473 for nine month period ended June 30, 2007 and 2006, respectively. The $2,727,642, or 73.1% decrease in charges for the nine month period ended June 30, 2007, as compared to 2006, was primarily related to a $3,600,000 in non-cash charges attributable to the conversion of notes payable into common stock and warrants granted in accordance with the Restructuring in 2006 and a $100,495 reduction in the fair value of warrants issued in connection with the Series A Preferred Stock in 2006, offset by a $1,033,538 charge for accrued registration penalties relating to the Series A and B Offerings in 2007.
     Our net loss for the nine month period ended June 30, 2007, at $5,911,806, was approximately 20.6%, or $1,533,059 lower than the net loss of $7,444,865 for the nine month period ended June 30, 2006.
     During the nine month period ended June 30, 2006, we recorded a Series A convertible preferred stock deemed dividend of $1,311,286 representing the combined value of the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering. The resulting loss applicable to common shareholders for the nine month period ended June 30, 2006 was $8,756,151.
     During the nine month period ended June 30, 2007, we recorded a Series B convertible preferred stock deemed dividend of $284,982 and a Series A convertible preferred stock deemed dividend of $5,632,530. In connection with the issuance of the Series B convertible preferred stock, we recorded a beneficial conversion feature of $142,490. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series B convertible preferred stock can convert at the date of issuance. As the Series B convertible preferred stock was immediately convertible, we recorded the combined value of the beneficial conversion feature and warrants issued with Series B of $284,982 as a deemed dividend on Series B convertible preferred stock and as a component of loss applicable to common shareholders as of June 30, 2007.
     As a result of the issuance of the Series B convertible preferred stock, the exercise price of $4.00 per share for warrants to purchase 683,125 shares of our common stock was reduced to $1.30 per share and the number of shares issuable upon exercise of such warrants was increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying our 1,063 outstanding shares of Series A convertible preferred stock to 4,088,463. These adjustments resulted in the recording of a non-cash Series A convertible preferred stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of June 30, 2007.

Liquidity and Capital Resources
     Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and affect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $3,000,000 to $10,000,000 of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects, and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover Financial Services (“Discover”), requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.
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
     As of June 30, 2007, we had cash and cash equivalents of $285,830, as compared to $642,757 as of September 30, 2006. Working capital deficiency at June 30, 2007 was $(2,941,838), as compared to a working capital deficiency of $(928,603) at September 30, 2006. Cash outflows exceeded cash inflows and cash on hand decreased by $356,927 during the nine month period ended June 30, 2007 due to $3,109,245 in net proceeds from the sale of Series B Preferred Stock described below, and $262,646 in cash provided by restricted cash, less $141,643 in cash used in purchases of property and equipment, and $3,626,590 in cash used in operations. In addition, we had $704,981 in cash accounts restricted for use in settling magnetic stripe tickets issued as of June 30, 2007.
Sales of Series C Preferred Stock
     On September 28, 2007, we sold to certain investors (the “Series C Investors”) an aggregate of (a) 1,653,850 shares of our Series C convertible preferred stock, $.001 par value per share (“Series C Preferred Stock”), which are convertible at a rate of $0.65 per share into an equal number of shares of our Common Stock, and (b) warrants (“Series C Warrants”) to purchase up to 496,156 shares of our Common Stock, at an exercise price of $1.00 per share (“Series C Warrant Shares”), for an aggregate purchase price of $1,075,003 (the “Initial Series C Offering”).
     The Series C Warrants have a term of five years. We have the right to call the Series C Warrants if the closing price of the common stock for each of 20 consecutive trading days exceeds $2.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the common stock). At any given time, we may not call more than the lesser of (a) 20% of the aggregate amount of Series C Warrants initially issued, or (b) the number of remaining Series C Warrants held by the holders thereof.
     The holders of our Series C Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the Common Stock without paying a dividend on the Series C Preferred Stock on an as-converted basis. Upon any liquidation, dissolution or winding up of our company, the holders of the Series C Preferred Stock will be entitled to a liquidation preference equal to the purchase price of the Series C Preferred Stock plus any accrued and unpaid dividends. In addition to any other voting rights provided by law, the Series C Preferred Stock has the right to vote together with the holders of Common Stock as a single class on any matter on which the Common Stock is entitled to vote. Each share of Series C Preferred Stock is entitled to one vote for each share of Common Stock into which it is then convertible. As of the date hereof, no shares of our Series C Preferred Stock have been converted into shares of our Common Stock.
     In connection with the Initial Series C Offering, we issued the detachable Series C Warrants allowing for the purchase of 496,156 shares of our Common Stock at an exercise price of $1.00. At the date of issuance, the fair value of the Series C Warrants was calculated using the Black-Scholes option pricing model. The proceeds of the Series C Preferred Stock were allocated to the Series C Preferred Stock and Series C Warrants based on their relative fair values. The fair value allocated to the Series B Warrants was $105,266.
     In connection with the issuance of the Series C Preferred Stock, we recorded a beneficial conversion feature of $105,266. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series C Preferred Stock can convert at the date of issuance. As the Series C Preferred Stock was immediately convertible and has no stated redemption date, we recorded the combined value of the Series C Warrants, and the beneficial conversion feature, or a total of $210,532, as a deemed dividend on the Consolidated Statement of Operations in the financial statements found elsewhere in this filing.
     In consideration for services performed by a broker in connection with the Initial Series C Offering, we issued Series C Warrants allowing for the purchase of 53,077 shares of our Common Stock at $1.00 per common share. The Series C Warrants were valued at approximately $12,483 using the Black-Scholes option pricing model and were used to offset proceeds from the Initial Series C Offering. The Series C Warrants will expire in 2012.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this statement will have on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99,

“Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact this statement will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (SFAS 157).” SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities, the inputs used to develop measurements, and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the impact this statement will have on our financial position and results of operations.
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
     Stock-Based Compensation
          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the statements of operations, based on their fair values. SFAS 123 (R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.
     On October 1, 2006 (the first day of the Company’s 2007 fiscal year), we adopted SFAS 123(R). We adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based awards granted after the date of adoption and for the unvested portion of previously granted stock-based awards at the date of adoption.

     Financial Instruments
     When accounting for various transactions with financial instruments, the company considers SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock,” EITF 00-19-2, “Accounting for Registration Payment Arrangements,” and EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” among others.
Item 3. Controls and Procedures.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rules 13a-15 of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2007, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objectives.
Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting in connection with our evaluation that occurred during the third quarter of fiscal 2007 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
Issuance of Shares and Warrants to Summit Trading Limited
     As of April 19, 2007, in consideration for certain investor relations and public relations services provided to us pursuant to a Consulting Agreement and related Payment Agreement, we issued to Summit Trading Limited (“Summit”) 75,000 shares of our common stock, which were valued at an aggregate of $81,000. In addition, as of such date, we granted Summit warrants to purchase an additional 100,000 shares of our common stock (the “Summit Warrants”), at an exercise price of $1.30 per share. The Summit Warrants were exercisable immediately upon their grant, and shall expire on April, 2012.
     We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.
Item 3. Other Information.
     There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ended September 30, 2007, or subsequent period through the date hereof, which was not so reported, except as follows:

Issuance of Shares and Warrants to Summit Trading Limited
     As of April 19, 2007, in consideration for certain investor relations and public relations services provided to us pursuant to a Consulting Agreement and related Payment Agreement, we issued to Summit Trading Limited (“Summit”) seventy-five thousand (75,000) shares of our common stock, which were valued at an aggregate of $81,000. In addition, as of such date, we granted Summit warrants to purchase an additional 100,000 shares of our common stock (the “Summit Warrants”), at an exercise price of $1.30 per share. The Summit Warrants were exercisable immediately upon their grant, and shall expire on April, 2012.
     The response to Item 2 of Part II of this quarterly report are incorporated herein by reference in its entirety.
Item 4. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Chantal Skin Care Corporation — incorporated by reference to Exhibit 2.1 to Form 10-SB filed on February 12, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated January 21, 2005 — incorporated by reference to Exhibit 3.1.2 to Registration 333-1222774 filed on February 11, 2005.

3.3	Certificate of Correction, dated March 9, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

3.4	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated April 7, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

3.5	Amended and Restated Bylaws of Utix Group, Inc. — incorporated by reference to Exhibit 2.2 to Form 10-SB filed on February 12, 2004.

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock — incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 26, 2006.

4.2	Form of Series A Warrant — incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2006.

4.3	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock — incorporated by referenced to Exhibit 4.1 to Form 8-K filed on January 29, 2007.

4.4	Form of Series B Warrant — incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2006.

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTIX GROUP, INC.

Dated: October 25, 2007	By:	/s/ Anthony G. Roth
Anthony G. Roth
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 25, 2007	By:	/s/ Mark L. Pover
Mark L. Pover
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Chantal Skin Care Corporation — incorporated by reference to Exhibit 2.1 to Form 10-SB filed on February 12, 2004.

3.2	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated January 21, 2005 — incorporated by reference to Exhibit 3.1.2 to Registration 333-1222774 filed on February 11, 2005.

3.3	Certificate of Correction, dated March 9, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

3.4	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated April 7, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.

3.5	Amended and Restated Bylaws of Utix Group, Inc. — incorporated by reference to Exhibit 2.2 to Form 10-SB filed on February 12, 2004.

4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock — incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 26, 2006.

4.2	Form of Series A Warrant — incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2006.

4.3	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock — incorporated by referenced to Exhibit 4.1 to Form 8-K filed on January 29, 2007.

4.4	Form of Series B Warrant — incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 21, 2006.

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith