Form 10KSB
period 2007-09-30
UTIX GROUP INC
filed 2008-01-09
CIK 842010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50589

UTIX GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-2340624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 New England Executive Park, Suite 610 Burlington, MA (Address of principal executive offices)	01803 (Zip Code)

Issuer’s telephone number, including area code:
(781) 505-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The issuer’s revenues for its most recent fiscal year were $2,741,107.

The aggregate market value of the voting common stock held by non-affiliates of the issuer on November 30, 2007, was $107,943, based on the last closing price of $0.11 per share, as quoted on the Pink Sheets.

As of November 30, 2007, the issuer had 1,888,329 shares of common stock issued and outstanding (excluding 384,369 shares being held in escrow subject to certain beneficial ownership limitations).

Transitional Small Business Disclosure Format (Check one):  Yes ☐     No ☑

ANNUAL REPORT ON FORM 10-KSB
OF UTIX GROUP, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in this Annual Report on Form 10-KSB.

The terms “the Company,” “we,” “us” and “our” refer to Utix Group, Inc., together with its consolidated subsidiaries.

PART I

Item 1.	Description of Business.

Introduction

Our principal business activity is to provide prepaid experience tickets that are redeemable via the Discover® credit card payment network at participating venues nationwide. Unlike traditional gift cards that are limited to a specified face dollar value at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience (such as an 18-hole round of golf, a day of skiing, or an one-hour Swedish massage, for instance) at one of approximately 12,000 participating venues nationwide.

For approximately 20 years, Utix Group, Inc. (formerly Corporate Sports Incentives) supplied prepaid plastic golf and ski gift tickets to corporations, redeemable at participating courses and mountains. Our participating courses and mountains invoiced us for tickets redeemed. Through 2002, we were a premium gift, incentive and consumer reward company that marketed its line of proprietary plastic ski and golf gift tickets to Fortune 1000 companies.

Commencing in 2003, we expanded our management team and are now doing business as Utix Group, Inc. We have taken steps to significantly expand the scope of our business and to begin to establish Utix as the premier provider of prepaid lifestyle experience tickets for admissions to the sports, recreation, leisure, and entertainment arenas, including:

•	We have been named an official ticket and card products issuer by DFS Services LLC (formerly Discover Financial Services, LLC), or Discover, the largest proprietary payment network in the U.S.;

•	Through our software technology and credit card processing partner, eFunds Prepaid Solutions/WildCard Systems, Inc., or eFunds/WildCard Systems, we launched our proprietary magnetic strip ticket products in June 2004;

•	Our proprietary magnetic strip tickets can be automatically activated for a given lifestyle or recreation experience, are authorized by swiping through the venue’s credit card reader and payment is remitted electronically to the venue via the Discover merchant payment network system. Thus, our participating venues now benefit from faster and more efficient payment processing;

•	We have invested in staffing, computer hardware and software; and

•	Our unique “System for Marketing Leisure Activity through Prepaid Tickets” was granted patent number US 7,066,383 B2 on June 27, 2006 and patent number US 7,156,294 B2 on January 2, 2007.

As a result, we now have the infrastructure for a much more scaleable business. Whereas, in the past we issued nearly 60,000 tickets annually for primarily golf and ski usage, since the introduction of the magnetic strip tickets in June of 2004, we have issued over 1,500,000 tickets, primarily for movie, golf, spa, bowling and skiing experiences.

In conjunction with our technology partner, eFunds/WildCard Systems, we have developed a business model and proprietary technology that we believe uniquely identifies and segments merchants and specific lifestyle experiences on a magnetic strip ticket. This will enable us to offer an array of prepaid experiences. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit card payment network able to offer prepaid gift tickets redeemable for specific lifestyle experiences of varying prices at a number of designated venues nationwide. Further, we believe these partnerships have given us credibility in the marketplace. We currently offer our products through these distinct distribution channels:

•	Sales of prepaid magnetic strip and manual plastic gift tickets to corporations and other business users for gifting, reward, loyalty and incentive, a business we have conducted for approximately 20 years;

•	Sales of prepaid magnetic strip gift tickets to corporations in support of large customer acquisition, customer retention and gift-with-purchase promotional marketing programs;

•	Sales of prepaid magnetic strip gift tickets direct to small businesses and consumers who purchase our products via our website for traditional gifting and incentive/rewards; and

•	Sales of prepaid magnetic strip gift tickets at third party retail locations via our retail activation partner (see below).

In all distribution channels, recipients are given the opportunity to enjoy, on one occasion only, such activities as: 18 holes of golf at one of nearly 2,000 participating golf courses; a one-day ski or snowboard lift ticket at one of 170 mountains; or 2 games of bowling (including shoe rental) each for 2 people (4 games total) at one of over 1,000 bowling centers. We also offer a gift ticket that provides a one-hour massage at one of approximately 1,000 spas or provides two admission tickets to over 6,700 movie theaters. Since we pay the golf courses, ski resorts or other venues their full published list prices on the day that each gift ticket is used, there are no blackout dates or restricted access to the chosen facility associated with any of our gift tickets, and users are treated as full paying guests at all locations.

We test-marketed our gift tickets in 2003 and entered the retail market in 2004. In the second half of calendar year 2004, we entered into consignment sale placement arrangements with national food, drug, mass and specialty retail chains. Interactive Communication International Inc., or InComm, facilitates our retail distribution channel and is our retail ticket activation partner. InComm, with headquarters in Atlanta, Georgia, develops electronic point of sale activation technology which it has deployed to more than 50,000 retail locations. InComm sends the ticket activation request transaction, on our behalf, from the in-store point-of-sale system to our processor, eFunds/WildCard Systems, upon authorized purchase by the consumer. InComm also physically distributes and arranges for the sale of prepaid gift products to the retail outlets.

While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to defer any further significant investment in the retail channel. We believe in order to achieve significant sales penetration and build a sustainable revenue stream we must focus our resources primarily on our corporate (business-to-business and business-to-consumer) sales channels. We also believe that well-known brands are most compelling, and our strategy is to license national brands and market the Company as the brand behind the brand (“powered by Utix”), and to develop co-branding opportunities around our tickets (e.g., with major studios around our movie tickets) that will maximize awareness of our products and drive our sales volume. We will maintain our relationship with InComm with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us, we will be able to take advantage of the retail capabilities that we have validated in prior years.

To grow our core corporate channels, we plan to target corporate employee/affiliate incentives programs, customer acquisition/retention promotions, gift-with-purchase campaigns and loyalty points/reward programs. Further, we recognize the value of tapping into partner distribution channels and have begun to aggressively pursue reseller and major distribution agreements with stored value gift card providers and leading promotional and marketing companies.

Recently, we began selling co-branded specialty gift tickets with Red Door Spas and Mario Tricoci Salons. We intend to continue to create co-branded specialty tickets with other leading marketing brands (e.g., various movie studio film releases). By leveraging these co-branding relationships as well as our new strategic alliances with the National Golf Course Owners Association and Promotion Management Group, a provider of major motion picture studio in-theater promotions, we will endeavor to create new sales opportunities as well as enhance our portfolio of participating venues. We also plan to continue to develop new products and enhance the existing portfolio with technology innovations.

Our headquarters are located at 7 New England Executive Park, Suite 610, Burlington, MA 01803 and our telephone number is (781) 505-8100. Our website can be accessed at www.utix.com.

History and Development of Our Business

We were incorporated in Delaware in 1988 under the name “Deterministics, Inc.” In 1989, we changed our name to “Bright Star — World Entertainment, Inc.” and in 1994 we changed our name to “Cyto Skin Care

Corporation,” which was then changed in the same year to “Chantal Skin Care Corporation.” In November 2003, we entered into a share exchange agreement with the security holders of Corporate Sports Incentives, Inc., a New Hampshire corporation, and we changed our name to “Utix Group, Inc.” As a result of the share exchange, Corporate Sports became our wholly owned subsidiary. The former security holders of Corporate Sports received an aggregate of 135,000 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Utix Group, Inc., which constituted 71.6% of the ownership interest in Utix Group, Inc. as of the time of the exchange on a fully-diluted basis, in exchange for an aggregate of 139.33 shares of common stock and derivative securities exercisable or convertible into shares of common stock of Corporate Sports. Immediately prior to the exchange, Chantal Skin Care Corporation common stock was registered under the Securities Exchange Act, but it was an inactive company having no assets, liabilities, operations or transactions since 1999.

Corporate Sports was founded in 1986 as a premium gift, incentive and consumer reward company that marketed a proprietary line of plastic gift tickets to Fortune 1000 companies. The company operated a relatively small and profitable entrepreneurial business generating approximately $2.0 million in annual revenues and enjoyed long-standing customer retention with its corporate clients and venues.

The Industry

Sales of prepaid gift cards were approximately $70 billion in 2006, according to a report issued by The Pelorus Group, an independent market research company in the financial services industry.

The vast majority of cards being sold are issued by retailers, but bank-issued cards are rapidly gaining in popularity because they can be used almost anywhere a bank-issued credit or debit card can be used. Exceptions include online and phone airline ticket purchases and reservations for hotel and rental cars. The latest Pelorus Group research report projects prepaid gift card sales to reach $180 billion by 2011.

Videostore chain, Blockbuster, is credited with introducing the first gift card in 1996. In the eleven years since that introduction, gift card sales have exploded, hitting $70 billion in 2006 and are forecast to grow to $180 billion by 20011, according to The Pelorus Group.

eFunds/WildCard Systems has also benefited from these market trends. They now process billions annually in retail gift cards. The services provided by eFunds/WildCard Systems to their other clients are similar to the services provided to us in that our tickets are also processed much like a traditional prepaid card transaction and bear product specifications such as an expiration date. All of eFunds/WildCard Systems’ other clients, however, provide cash cards, whereas Utix is the only prepaid experience gift ticket partner with, or client of, eFunds/WildCard Systems, whose product is not tied to a dollar value.

Corporate Business

We sell to our corporate clients Utix golf, ski, spa or movie plastic gift tickets for distribution to their employees and customers, as well as to the employees of other companies with which they do business. Each gift ticket type provides the user with one admission to a variety of entertainment venues, including close to 2,000 golf courses in all 50 states of the U.S., as well as Mexico and the Caribbean, nearly 200 ski mountain resorts throughout North America, 1,000 spas, 2,200 bowling centers and 6,700 movie theaters in the U.S. Unlike traditional gift cards that are limited to a specified face dollar at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at numerous participating locations or venues.

Our corporate clients have included American Express, SBC, Bank One, Carlson Marketing Group, Discover Financial Services, Frequency Marketing (a Verizon program), Dr. Pepper, Citigroup, Hewlett Packard, Nestle and General Mills. We have maintained relationships with many of our corporate clients for several years, with some of our corporate clients running incentive and reward programs continuously for over five years. In the fiscal years ended September 30, 2006 and September 30, 2007, our top five customers accounted for approximately 77% and 79% of total sales, respectively.

We believe we are distinct from other prepaid discount promotional offerings in that our Utix member golf courses, ski resorts and other venues are paid their full published list prices on the day the gift ticket is used, rather than a negotiated discount price. As a result, Utix ticket holders are able to enjoy many venues that are unavailable to discount oriented programs, and to enjoy a first-class sport, leisure or entertainment experience with no blackouts or restrictions. Where rates at some participating upscale golf courses and spas exceed our standard ticket prices, our corporate customers may purchase one or more upgrades at the initial point of sale in order to allow ticket recipients access to those venues. In addition, the ticket recipients who opt to upgrade their tickets for a participating venue to a higher level can do so easily over the phone or online.

We produce and fulfill client requests for corporate tickets with packaging containing the client’s corporate logo, the expiration date and other requested information. Ticket holders can easily identify where the tickets may be used by searching our on-line directory via our website, or by calling our customer service department. Use of the tickets is limited to approximately ten months from issuance, except for movie tickets which have three and six month expiration options. As a ticket approaches its expiration date, at the user’s request, we will exchange the ticket for a new ticket with a new term for an additional time period of the same length, either for free or for a price based on the amount of any differential between the original price and the current list price. Generally, approximately 10% to 12% of our corporate gift tickets are returned for exchange, and 40% to 60% of our corporate gift tickets are never used or returned for exchange.

Our corporate tickets are primarily magnetic strip, however some corporate programs are still manual. The ski product became available in magnetic strip form in October 2005. When the user presents a manual ticket at the desired venue, the operator of the venue cuts each ticket in half and mails it back to us together with an invoice billing us for the use of the venue, which we usually pay within ten (10) days of receipt.

We determine our margin for redeemed corporate gift tickets by taking the total price paid by our corporate customer and subtracting from it the price paid to the venue upon redemption of the ticket, any commission paid to resellers, the cost of producing the gift tickets and as well as any processing costs. For example, if a corporate customer buys our Utix golf ticket at $50 and that ticket is redeemed at a participating golf course for $38, the ticket was sold to the corporate customer by one of our resellers that receive on average a 5% commission ($2.50 of the sales price), and the cost for producing and processing the Utix Golf Ticket is $2, then our gross margin is $7.50 or 15%. Each or our ticket products have similar gross margins on redemption ranging from 5% to 35%. For tickets that were never used and not returned for exchange (“breakage”), we do not incur the cost of redemption or settlement processing. Therefore, we determine gross profit on breakage by taking the total sales price and subtracting from it any commission paid to resellers and the cost for producing and processing costs related to the issuance of the gift tickets. Gross margin from breakage range from 60% to 90%.

Retail Business

Our retail gift ticket program began in 2004 and has been coordinated with eFunds/WildCard Systems, Discover and InComm, and enables retailers to activate our tickets at the cash register in exchange for payment. Like our corporate business, each gift ticket type provides the user with one admission to a variety of entertainment venues, including nearly 2,000 golf courses located in all 50 states, Mexico and the Caribbean, and 1,000 spas and over 1,000 bowling centers located in the U.S.

Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded retail tickets will permit users to enjoy a specific one-time experience at numerous participating locations or venues. For example, by purchasing a Utix golf ticket at a retail location, the gift giver enables the gift recipient to enjoy a round of golf at a participating golf course nationwide, depending upon the season and day selected.

Retail customers can easily identify where the tickets may be used by viewing a directory attached to each ticket package or accessing our website, or by calling the customer service department. Based on our proprietary magnetic strip technology, when the ticket is redeemed at the golf course or other venue by the user, the venue will be paid their full published list price for the services they deliver. We believe that the key benefit to retailers is that there is no inventory or slippage cost associated with offering our tickets, as they are not activated until checkout. With redemption on the Discover credit card payment network, the venue is able to realize its full settlement automatically, within about 3 business days, just like regular Discover Card merchant payments.

Although not tied to a particular dollar amount, each of our gift tickets has an authorization ceiling per our proprietary level and variable rate redemption tables. Therefore, if the venue’s price for the golf or spa experience exceeds the authorization ceiling for the level applicable to the desired venue, the user can, either online or by simply dialing a toll-free telephone number (listed on the ticket), charge his or her credit card to add additional ticket upgrades to the prepaid gift ticket, thus expanding the number of golf and spa venues available for ticket redemption. Whereas our corporate customers can directly purchase higher level tickets to enjoy premium venues, only the standard (basic) level tickets are available at retail locations. If the gift recipient would like to play a round of golf at one of our participating premium golf courses whose charges exceed our standard gift ticket range, the gift recipient may opt to purchase an upgrade to the gift ticket that he or she received to allow entry into a premium golf course.

Upon activation at a retail location, the retailer and activation partner earn a commission that is a negotiated percentage of the retail price up to 14% and becomes obligated to pay us for the sale. The retailer pays us a fixed price for the gift tickets, so if the retailer sells below our suggested retail price, any shortfall is covered by the retailer. The payment made by the retailer will be held in an escrow account that is utilized for ticket settlement via the Discover merchant payment system. We expect to receive gross profit from the sale of our retail products from an estimated average margin of 2% to 6% on tickets that are redeemed by the consumer and an estimated average “breakage” ranging from 40% to 60%, which is the percentage of all tickets that are never used and not returned for exchange. These projected margin and breakage percentages are based on our historical performance in selling our retail product.

We determine our margin for redeemed gift tickets by taking the retail price and subtracting from it the venue’s list price, the commission paid to retailers and the cost for producing the gift tickets, as well as any processing cost. For example, if we sell our Utix golf ticket at retail at $50, the golf venue’s list price for a round of golf is $38, the commission paid to retailers is $7.00 (14% of retail price), and the cost for producing and processing a Utix golf ticket is $2, then our gross margin is $3.00, or 6%. For tickets that were never used and not returned for exchange, we do not have to subtract the venue’s list price since the experience was never claimed. Therefore, we determine gross profit on breakage by taking the retail price and subtracting from it only the commission paid to retailers and the cost for producing and processing the gift tickets.

While the 2004 retail launch showed some success, including broad visibility for our experience-based products and validation of the technology platform, we have decided to limit our investment in the retail channel to specific promotions as the cost of producing card inventory at retail is prohibitive. We have maintained our relationship with InComm, with a focus toward using retail channels for specific in-store promotions, with smaller, controlled inventory quantities. Should such limited time promotional opportunities (or just-in-time inventory situations) become available to us going forward, we will be able to take advantage of the retail capabilities that we have validated.

Operations

We have been named an official ticket issuer by Discover and have executed a services agreement with eFunds/WildCard Systems, one of the leading credit card processors, for ticket development and processing. Our prepaid gift tickets may be activated in various ways. Tickets purchased through our retail partners can only be activated at the time of purchase by the retailer. Direct corporate customers may elect to have the tickets activated either by Utix upon issuance of the ticket, by batch activation by Utix upon the corporate customers distribution of the ticket, or by the end user by way of the Utix remote activation systems which can be accessed online at the Company’s website, telephonically using the our interactive voice response system or directly by contacting our customer services department. When an end consumer presents one of our prepaid gift tickets to a participating venue for redemption, the gift ticket is processed by the venue like any other credit or prepaid card transaction. Upon swiping the ticket, the eFunds/WildCard Systems and Utix proprietary software processes the ticket, verifies the ticket’s activation status and authorizes or denies the transaction. Payment is then automatically remitted electronically to the venue via the Discover merchant payment network system. Upon completion of the transaction, the venue receives its full settlement automatically, typically within three business days, just like any other Discover Card transaction settlement.

eFunds/WildCard Systems, has worked with us to enhance the proprietary software and processing and magnetic strip technology to enable each of our subscribing venues to charge its regular price to ticket users for the lifestyle experiences they provide and seamlessly receive immediate payment under the Discover merchant payment network. Additionally, eFunds/WildCard Systems provides product coding, processing and other services. We have also entered into a contract with InComm to act as integrator for retail sales activity.

We presently outsource the production of our products, consisting of plastic ticket cards and packaging components. Although we have arrangements with specified vendors, there are other vendors that can provide the same services at competitive prices. eFunds/WildCard Systems oversees the ticket manufacturing. We order the assembly and shipping of our retail products on an as-needed, per unit basis. We also outsource the fulfillment of larger corporate programs on an as-needed, per unit basis. As a result of this outsourcing strategy, to date we have been able to keep our in-house costs low. Order processing, tracking, fulfillment and customization for corporate sales is completed and managed in-house.

In 2004, we developed new venue relations database software which has provided significant improvements in the areas of rate, communications and prospect tracking as well as on-line and printed directory production. In addition, we have developed an in-house customer service tracking system. Integrated reporting and query abilities have also been incorporated into these systems. Also in the fall of 2004, we launched an on-line shopping cart on our website. The website is continually updated with a searchable, on-line directory of participating venues. The site also provides customers with descriptions of product offerings, usage and return/exchange instructions, as well as access to information regarding the level and expiration date of a given ticket number.

In 2007, we launched and integrated our remote ticket activation systems. These systems have allowed us to distribute non-activated tickets for our corporate customers for large scale marketing campaigns. The remote activation systems can be accessed either online or by using our telephonic interactive voice response system.

Strategic Goals

Our principal strategic goals are to establish Utix prepaid experience tickets as the next generation of prepaid products, thereby increasing our revenues and profits. We intend to achieve this objective in our core corporate and consumer driven sales channels, both of which we support through common processing methods. We specifically intend to generate high volume, recurring sales revenue by:

•	achieving distinction in the leisure and entertainment gift and incentive industry with our experience-based ticket products;

•	increasing the number of corporations, marketing and affinity companies, promotional agencies, member reward organizations and related business clients subscribing to our products and services;

•	executing distribution agreements with resellers, licensing arrangements and co-branding partnerships; and

•	building nationwide brand acceptance through mass marketing and co-branding of our products through leading corporate and consumer marketing promotions and gift-with-purchase campaigns.

Competition

In the past decade, stored value cards have made a significant impact in the marketplace thanks to the continued penetration of credit cards in traditional cash and check locations (e.g., gas stations, movie theatres, supermarkets and convenience stores). The first popular application of these stored value products were pre-paid telephone cards. The advent of debit cards and EFT (electronic funds transfer) products helped open the possibilities of stored value products at proprietary store point-of-sale terminals.

Many retailers began creating stored value products as proprietary card programs through their merchant processors. First Data Systems, the nation’s largest card processor, was among the first to pioneer this effort. Successful examples include the Blockbuster Video, Home Depot and Starbucks gift card products. InComm, based in Atlanta, Georgia, is a new retail transaction provider in the industry working to enable retailers to activate gift cards at their point-of-sale (POS). InComm has focused their enabling strategy on drug, grocery and convenience store chains. Presently, thousands of these targeted retail store fronts are selling gift cards in special retail racks and enabling the retailers to activate these cards at POS.

In the past ten years, stored value cards have proliferated with the magnetic strip capability provided by MasterCard and Visa to its member banks. In particular, issuing banks have introduced MasterCard and Visa branded stored-value cards possessing incremental dollar amounts from $10 to $500 that have become popular in large retail distribution channels such as supermarkets, convenient stores and drug store chains. The front card face can also feature a Happy Birthday, Congratulations, Happy Anniversary, or other messages. Under MasterCard and Visa rules, stored value cards registering the Bank Card Association marks on the card face require that they be universally accepted at the millions of MasterCard and Visa merchant locations worldwide.

Even as stored value cards have become popular financial payment vehicles in the marketplace, paper gift certificates still represent a significant volume of the pre-paid transactions made in the U.S. Although we believe that prepaid gift cards will continue to make substantial inroads, paper gift certificates remain popular among large movie theatre chains, cataloguers, music retailers, and large department store chains, as well as pre-paid vouchers with large hotel, restaurant and travel agency chains.

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

Our gift tickets are not limited to a store or a chain of stores (as is the case with the gift cards issued by large brand companies), nor are they limited to a universe of venues where a bank-issued card can be used. Instead, our gift ticket can be used nationwide at any of our participating venues, allowing independent venues to be part of a select universal prepaid ticket platform. Furthermore, we believe we are the only gift card issuer that provides a prepaid experience that is not tied to a dollar value.

Our Products and Services

We currently offer five product groups with a variety of lifestyle ticket options and are developing additional lifestyle branded products. Our product offerings consist of:

RECREATION PRODUCTS:

Utix Golf Tickets	Redeemable at nearly to 2,000 golf courses in all 50 states, the Caribbean and Mexico

SwingPack	Includes a gift box with golf balls and tickets

Utix Ski and Snowboard Tickets	Redeemable at over 170 mountains in the U.S. and Canada

Utix Bowling Ticket	Redeemable at over 1,000 locations in all 50 states

LEISURE PRODUCTS:

Utix Spa Ticket	Redeemable at approximately 1,000 locations in 48 states

Red Door and Mario Tricoci Manicure Swedish Massage Half Day of Beauty	Redeemable at all Elizabeth Arden Red Door and Mario Tricoci salons.

Utix Movie Ticket	Redeemable at over 6,700 movie theatres.

Intellectual Property

In conjunction with eFunds/WildCard Systems we believe we have developed a business model and proprietary technology that uniquely identifies and segments merchants and specific lifestyle experiences. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at any one of numerous participating locations or venues. Based on information provided by Discover, we believe we are currently the only issuer on the Discover credit card payment network able to offer prepaid gift tickets redeemable for specific lifestyle experiences at a number of designated and competitive venues.

We currently rely on trademarks to protect our brands and logos and confidentiality agreements to protect our proprietary information, know-how and trade secrets. Our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition and non-solicitation during their employment term and for up to one year thereafter.

We have been issued two patents on our process and which are primarily related to our variable rate redemption process and inclusion table concept. Patent number US 7,066,383 B2 was issued on June 27, 2006 and patent number US 7,156,294 B2 was issued on January 2, 2007. Our future success may depend significantly on our vigorous defense and enforcement of our patent rights against other inventors and our competitors. Utix is our registered trademarks. We also own and use other marks, including Utix Ticket-to-Golftm; Utix PGA TOUR Ticket-to-Golftm; Utix Ticket-to-the-Moviestm; Utix Ticket-to-Skitm, Utix Ticket-to-Bowltm and Ticket to Golf powered by Utixtm. Other trademarks used in this report and not owed by us are owned by their respective owners.

Relationships with eFunds/WildCard Systems and Discover

eFunds/WildCard Systems is a technology leader in magnetic strip, host-based, stored-value cards used for electronic payment products and services. eFunds/WildCard Systems is certified by MasterCard, Visa and Discover as an endpoint on their networks and is authorized to issue cards bearing Visa, MasterCard, Discover, Cirrus and other payment marks. eFunds/WildCard Systems has developed a secure platform that supports client-configurable program management, cardholder account management, cash distribution and other essential services to banks and its business partners.

We selected eFunds/WildCard Systems as our technology and transaction processing partner for the rollout of our magnetic strip ticket platform for a variety of reasons, the most important being eFunds/WildCard Systems’ commitment to support our proprietary technology and software. Furthermore, as a result of our relationship with eFunds/WildCard Systems, we were authorized as an official issuer for Discover as of January 2004, which allows us to use the Discover logo on our gift tickets. We believe that having the Discover logo on our gift tickets gives our customers and participating venues additional confidence in the usability of our products.

Other prepaid credit or gift cards for one-time use are limited in that the amount charged on the card by the user must correspond to the credited amount prepaid on the card. In contrast, the eFunds/WildCard Systems/Utix proprietary software, processing and magnetic strip enables the retailer selling our Utix Ticketstm to activate the ticket either by swiping it though a standard credit card reader (in the case of a retail activation), through our order processing staff who can automatically activate tickets for corporate clients or by utilizing our remote activation systems. Simultaneously, this technology permits all of the nationwide venues in our program, which charge a variety of list prices, to swipe the ticket when it is presented by the consumer and receive immediate payment and credit under the Discover merchant payment network. At the time the ticket is redeemed by the user at the designated venue, the Discover merchant payment system remits payment electronically to the venue. These financial and technology partnerships have made our tickets scalable in a dramatic fashion for the first time in our history.

In April 2003, we entered into a development agreement with eFunds/WildCard Systems for the specification and establishment of our Utix ticket programs. We also entered into a separate services agreement under which eFunds/WildCard Systems will manage the processing of transactions. Pursuant to the services agreement, we must maintain sufficient funds in an account maintained by Utix and eFunds/WildCard Systems to fund cards issued by us. eFunds/WildCard Systems may terminate the services agreement immediately by written notice if, among other things, we do not pay the fees and expenses due to eFunds/WildCard Systems, we fail to fund the account maintained by eFunds/WildCard Systems that funds the issuance of cards by us, or bankruptcy proceedings are commenced by or against us.

Under the terms of our agreements, eFunds/WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, data tracking and daily reporting. eFunds/WildCard Systems is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.22 to $0.85, depending on the services provided and new subprogram set-up fees. Discover is receives fees for licensing, account activation, transaction authorization and transaction settlement, ranging from $0.03 to $0.30 per transaction.

Staffing

As of December 1, 2007, we employed twenty-six (26) persons including our executive officers, of which twenty-five (25) are full-time and one (1) is part-time. None of our employees are represented by a labor union. All key employees are required to sign confidentiality and non-compete agreements. Our sales and marketing staff consists of six (6) full-time executives and numerous broker and agency relationships.

Venue relations and database management has three (3) dedicated employees and utilizes outsourced telemarketing support. Rate information, contact data, and general location information for over 10,000 individual locations is maintained by Utix operations.

When necessary, we outsource customer service for ticket recipients primarily to Pike Communications. The Company has four (4) full-time staff positions dedicated to customer service. In addition, order processing and venue relations staff also provides customer service as needed.

Currently, our Chief Financial Officer, with two (2) full-time, one (1) part-time accountant and a director of IT applications, oversees IT, finance and order processing.

Currently, our Senior Vice President of Operations, with one (1) fulfillment manager and one (1) fulfillment specialist, oversees production and fulfillment. We have contracted an outsource agent, Fulfillment America, to assist with large volume and custom program fulfillment projects, as required.

Our full-time Executive Vice President of Sales and Marketing manages all sales and marketing coordination, six (6) full-time sales professionals and with one (1) marketing associate.

We also have a Vice President of Program Development who coordinates program development with eFunds/WildCard Systems.

Research and Development

We spent approximately the following amounts during the periods mentioned on research and development activities:

Year Ended September 30,
2007	2006

$91,023	$157,964

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Government Regulation

We are not subject to any special government regulation because of our industry.

Available Information

We file various reports with the Securities and Exchange Commission, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, which are available though the Securities and Exchange Commission’s electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the Securities and Exchange Commission’s home page (http://www.sec.gov). The documents are also available to be read or copied at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-(202) 942-8088.

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

Risks Related to Our Business

We will require significant additional financing, failing which there is a high risk that we may have to limit or curtail our business before the middle of fiscal 2008.

Our ability to meet forecasted orders, effect timely delivery of tickets to retail chains with which we have entered into placement agreements, and to develop sales and marketing materials necessary to properly support our license and co-brand agreements will depend directly upon our ability to manage cash flows in fiscal 2008, and raise debt or equity to fund future cash requirements related to the expansion of our business. Furthermore, we incur substantially all of the expenses related to the production and marketing of our retail gift tickets before we realize cash from such transaction, which may be as much as one year from the point of distribution, because our current arrangement with our credit card processor, Discover, requires consumer payments to be maintained in escrow pending use or redemption of our cards at the venue of use and payment by Discover to the venue. If future financing is not available, our investors may lose a substantial portion or all of their investment, and our business may fail. Our current monthly cash requirement is approximately $400,000 per month and is comprised of approximately $190,000 per month in fixed/semi-fixed charges (including payroll and rent) and approximately $210,000 per month in variable charges (e.g., inventory, marketing, product development, and professional services). At our current consumption of cash, we could exhaust our cash resources as soon as March 2008. We cannot assure you that we will be able to obtain the required financing on a timely basis, or if obtainable that the terms will not materially dilute the equity of our current stockholders. If we are unable to obtain future financing on a timely basis, we may have to significantly curtail our sales and operating initiatives, which would materially and adversely affect our business and future prospects.

Our auditors have expressed the view that our negative working capital, negative stockholders’ equity and recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in each of their reports for the years ended September 30, 2007 and 2006 indicating there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this annual report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our equity securities.

Customer payments are held in escrow until the applicable tickets are redeemed or expire which can be as much as one year from point of sale. This escrow requirement materially and adversely affects our operating cash flow and liquidity.

Although we are entitled to receive payment for our gift tickets when purchased by the consumer at the point of activation, under our current arrangements with our credit card processor, consumer payments are maintained in escrow pending use or redemption of our tickets at the venue of use, and payment by our processor to the venue. As a result, we are currently entitled to receive cash payment from our credit card processor only when the user redeems our Utix gift tickets at the venue or the ticket expires unused. Since our tickets have varying expiration dates, we incur substantially all of the expenses related to the production, marketing and distribution of such tickets before we realize revenue from the sale of our tickets, which may be as much as one year after the time of sale. This gap makes it difficult to forecast when we will receive and recognize revenue. In the absence of obtaining future financing, this gap will materially and adversely affect our future cash flow, liquidity and selling activities.

We have historically incurred operating losses, and we have a working capital deficit and an accumulated stockholders’ deficit. As a result, we may not be able to generate profits, support our operations, or establish a return on invested capital.

We incurred losses in fiscal 2007 and 2006 of $7,605,249 and $9,648,025, respectively. As of September 30, 2007, we had a working capital deficit of $3,501,037 and a total stockholders’ deficit of $3,286,379. In addition, we expect to increase our infrastructure and fixed operating expenses to fund our anticipated growth. Further, we do not expect to generate profits in fiscal 2008, and may not be able to generate profits thereafter. As a result, we may not be able to support our operations, or otherwise establish a return on invested capital. We cannot assure you that any of our business strategies will be successful or that we will ever achieve significant revenues or profitability or, if we do achieve them, that we will be able to consistently sustain them or increase them on a quarterly or annual basis. If our business strategies are unsuccessful or unsustainable, or we are not able to continue to support our operations for any reason, our business may fail and the share price of common stock may decline.

We are highly dependent on our relationship with eFunds/WildCard Systems for the processing of our ticket sales. Our business could fail if eFunds/WildCard Systems fails to adequately perform or terminates our agreements with them.

Our ability to generate revenue from the sales of our magnetic strip products will largely depend upon the level of performance by eFunds/WildCard Systems in producing and processing our gift tickets. Under the terms of our existing agreements, eFunds/WildCard Systems manages and is responsible for the technical and financial settlement of transactions over the Discover merchant payment network, as well as all ticket tracking and purchase upgrades. In the event that eFunds/WildCard Systems should, for any reason, fail to adequately perform under our agreements, or terminates our agreements, our business could fail.

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

We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. Our client’s promotions vary from year to year, and a significant customer in one year may not purchase our gift tickets in a subsequent year. To the extent that any significant customers purchase less of our products, our revenues could decline substantially. As a result, the loss of any significant customer could seriously diminish our revenues and our financial performance. In 2007 and 2006, our 5 largest clients generated approximately 77% and 79% of our revenues, respectively. If we are unable to maintain our relationships with significant customers, or secure new large customers to replace them, our financial condition and results of operations will be materially adversely affected.

We have recently hired a new President and Chief Executive Officer on an interim basis and there is no guarantee that he and the Company will decide to continue their working relationship or that having an acting President and Chief Executive Officer will not disrupt our operations.

On October 31, 2007, we announced that Robert J. Corliss, a member of our Board of Directors, was appointed as our acting President and Chief Executive Officer after the resignation of Anthony G. Roth, the Company’s then President and Chief Executive Officer. Mr. Corliss has been hired on an interim basis as a consultant and his agreement to perform consulting services, including as the interim President and Chief Executive Officer, is currently set to expire at the end of January, 2008 and can be terminated earlier at the request of either party. We are actively seeking a permanent President and Chief Executive Officer to replace Mr. Corliss. If we do not hire a permanent President and Chief Executive officer, we may continue our agreement with Mr. Corliss or hire another person to act as President and Chief Executive Officer on an interim basis until a permanent replacement is hired. We anticipate that upon hiring a permanent President and Chief Executive Officer, Mr. Corliss will continue to serve on our Board of Directors

Our future success is dependent on retaining the services of capable seasoned executives with the necessary business knowledge and relationships to execute our business plan. Accordingly, the services of our management and our board of directors are deemed essential to maintaining the continuity of our operations. Our performance will also depend on our ability to find, hire, train, motivate and retain other executive officers and key employees. Because of our current financial situation, it may be difficult to hire a permanent President and Chief Executive Officer in our desired timeframe or for the foreseeable future. In addition, without a permanent President and Chief Executive Officer, it may be difficult to obtain additional financing. Without a permanent President and Chief Executive Officer, we may have difficulty executing our business plan and without additional financing, we may have difficulty continuing our operations.

We must continue to improve our operations to be successful.

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

Our future success depends in large part on our ability to retain our executive management team and recruit and retain sales, and operational professionals. Our sales staff currently consists of six full-time sales executives and numerous broker and agency relationships. Qualified professionals of this type are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified sales professionals is intense, and we have experienced considerable turnover in the sales staff over the past twenty-four months. If we are unable to recruit and retain a sufficient number of qualified employees in this area, the growth of our business could be hindered.

Our products have not previously sold in significant volume on the retail level and consumers may not desire to purchase our gift tickets from the stores with which we have or will contract. We intend to maintain a limited retail business for the foreseeable future and our retail business may fail to further develop.

Achieving market acceptance for our retail products will require substantial marketing efforts and expenditure of significant funds to educate the public, mass merchandise retailers and venues providing golf, movie, spa and other entertainment or leisure services about the distinctive characteristics and anticipated benefits of our products and technologies. For the foreseeable future, we intend to maintain a limited retail business. If we do not obtain sufficient additional capital to fund our retail marketing strategies, we may have to further limit or suspend development of the retail sales channel.

We may be unable to continue to develop and implement a commercially successful retail marketing program, in which event we will not be able to maintain and expand our retail business.

While we focus our strategy on corporate business-to-business and business-to-consumer channels, our projected growth and business success also depends in part upon public acceptance and demand for our retail gift tickets. In the event that consumer demand is less than anticipated, our mass retailers may elect to pull our products off of the shelves, in which event our business and growth would be materially and adversely affected. Current economic conditions or other factors beyond our control may adversely impact our plans and business. If we fail to achieve adequate sales, we will not be able to establish and expand our retail business.

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

Our target market may determine that they prefer the flexibility of having a set dollar amount, rather than our one-time use gift tickets, thereby hindering the growth of our business.

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

We largely depend upon the technology and software platform developed by us and operating on the eFunds/WildCard Systems and the Discover networks. Accordingly, if, for any reason, this technology fails, both users and venues may become dissatisfied and discontinue their use or redemption of our prepaid tickets. In that event, our business may fail.

We are dependent upon eFunds/WildCard Systems’ patent protection.

Our future success depends in large measure on the strength of eFunds/WildCard Systems’ patent protection for its process and magnetic strip technology. We do not control the eFunds/WildCard Systems patents or the manner in which eFunds/WildCard Systems defends and/or enforces their patent rights and cannot assure you that:

•	Any patent issued to eFunds/WildCard Systems will not be challenged by third parties;

•	eFunds/WildCard Systems will vigorously defend its patent rights if they are challenged by a third party;

•	eFunds/WildCard Systems will vigorously enforce its patent rights against enforcers; and

•	we will not have to obtain licenses from other patentholders to use the eFunds/WildCard Systems or similar technology.

•	our patents will afford meaningful protection against competitors with similar technology;

•	our patent will not be challenged by third parties;

•	others will not independently develop similar technologies, duplicate our technologies or design around our technologies, whether or not patented;

•	we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patent, or

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

Although we currently have some patent protection for our products, we rely on trademarks and confidentiality agreements to protect our names and logos and our proprietary information, know-how and trade secrets. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. In this regard, our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition and non-solicitation during their employment term and one year thereafter. Our employees may not comply with the terms of these agreements. If our employees do not comply with these agreements, the prosecution and defense of our rights may be costly, have a materially adverse affect upon our operating results and distract our management from operating the business.

Risks Related to Holding Our Securities

We have a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control or pursuing other strategic objectives.

Our common stock ownership is highly concentrated (see “Security Ownership of Certain Beneficial Owners and Management”). Through their ownership of Series A convertible preferred stock, $0.001 par value per share (“Series A Preferred Stock”), Series B convertible preferred stock, $0.001 par value per share (“Series B Preferred Stock”), Series C convertible preferred stock, $0.001 par value per share (“Series C Preferred Stock”), and related warrants, four of our stockholders beneficially own and have the right to acquire an amount of our common stock that will be equal to 66.9% of our total outstanding common stock after their acquisition. As a result of the concentrated ownership of our stock, a relatively small number of stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

In addition, without the consent of a majority of the holders of each series of Preferred Stock, we may not, among other things, do any of the following:

•	issue securities senior in preference to, or on parity with, the applicable series of Preferred Stock;

•	enter into certain corporate transactions, including a merger, consolidation, share exchange or sale of our company;

•	incur debt in excess of $500,000;

•	amend, alter or repeal our certificate of incorporation or by-laws; or

•	pay any dividend.

There is no guarantee that the majority of the holders of any or all of each series of Preferred Stock will consent to any of the foregoing actions and our inability to pursue such actions may restrict our ability to pursue some of our objectives.

Our stock price may be volatile because of factors beyond our control and you may lose all or a part of your investment.

Trading in our common stock in the over-the-counter market and on the Pink Sheets has been limited and sporadic, and the thin trading market has likely contributed to its volatility. During the period between September 30, 2004 and November 30, 2007, the reported sales price of our stock (giving effect to a one-for-100 reverse stock split we effected in April 2006) has ranged from a high of $9.00 to a low of $0.11. Any of the following factors could affect the market price of our common stock:

•	our failure to achieve and maintain profitability;

•	our failure to meet financial analysts’ performance expectations;

•	our exposure to product liability claims resulting from the use of our products;

•	the development of a retail market for our products;

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	the loss of major customers;

•	the loss of significant partnering relationships;

•	additions or departures of key personnel; and

•	general market, political and economic conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

It may be difficult to sell your shares of common stock because prices for our common stock are quoted on the Pink Sheets.

Our common stock is quoted on the Pink Sheets, a privately held electronic quotation system that is not an exchange or a national quotation system. Information on the Pink Sheets about our common stock price comes from a limited number of market makers, which are Securities and Exchange Commission registered broker-dealers who make a market in our stock. We will continue to be quoted on the Pink Sheets as long as there are market makers who continue to make a market in our stock. We do not control whether market makers will continue to make a market in our common stock. If our common stock is no longer quoted on the Pink Sheets, it may be difficult to obtain accurate information about the prices at which our shares of common stock are trading.

It may be difficult to sell your shares of common stock because the daily trading volume in our common stock fluctuates and our common stock has recently had a low average daily trading volume.

The trading volume in our common stock has recently fluctuated significantly. There have been trading days when no shares of our common stock have been reported as being traded and therefore our trading volume that day was zero. The lower our trading volume, the more difficult it may be for you to sell your shares of common stock.

We may experience future sales of large amounts of common stock by existing stockholders.

Future sales of large amounts of our common stock by the selling stockholders could adversely affect the market price of our common stock. On November 30, 2007, there were 1,888,329 shares of our common stock outstanding (excluding 384,369 shares of our common stock being held in escrow, subject to certain beneficial ownership limitations). In fiscal 2007, we registered 3,035,530 shares of common stock for certain selling stockholders of ours. Sales of a large number of shares of common stock by such selling stockholders in the public market could adversely affect the market price and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We are subject to penny stock regulations and restrictions.

Since our common stock trades below $5.00 per share (the last reported sale price for our common stock on November 30, 2007 was $0.11, it is considered a “penny stock” and is subject to Securities and Exchange Commission rules and regulations that impose limitations on the manner in which it can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Also under these regulations, certain brokers who recommend a penny stock to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These procedures require the broker-dealer to:

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer has made the determination of suitability; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Our “penny stock” designation may adversely affect the development or continuation of the public market for our common stock.

A substantial number of shares of our common stock are issuable upon conversion of outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and upon exercise of outstanding stock options and warrants, which will substantially reduce the percentage ownership of holders of our currently outstanding shares of common stock.

As of November 30, 2007, we have issued and outstanding a total of 1,888,329 shares of our common stock (excluding 384,369 shares being held in escrow, subject to certain beneficial ownership limitations). In addition, as of November 30, 2007, an aggregate of 23,777,387 shares of common stock, or approximately 91.3% of our common stock after issuance, are subject to issuance upon conversion of outstanding Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and upon exercise of outstanding options and warrants. The issuance of these additional shares of common stock upon exercise or conversion of such outstanding options, warrants and convertible securities will substantially reduce the percentage equity ownership of holders of shares of common stock.

We have the right to issue up to 25,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 25,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. As of November 30, 2007, our board of directors has authorized 2,000 shares of Series A Preferred Stock, of which 1,063 are currently issued and outstanding, 3,000,000 shares of Series B Preferred Stock, of which 2,615,769 are currently issued and outstanding, 5,231,538 shares of Series B-1 convertible preferred stock, of which none are currently issued and outstanding and 6,153,846 shares of Series C Preferred Stock, of which 3,307,692 are currently issued and outstanding. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

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

We do not currently own any real property, and we do not presently intend to invest our resources in an real property or in the financing of any real property other than the lease of office space.

Item 3.	Legal Proceedings.

On January 24, 2007, Robert L. Geltzer, as Ch. 7 Trustee of Howard P. Effron, instituted an action against us in United States Bankruptcy Court, Southern District of New York, seeking approximately $698,000, based upon our purported breach of two contracts. We believe we have meritorious defenses against the claims asserted against us and plan to vigorously defend against these claims.

On October 22, 2007, the Company received a Summons in a Civil Action from the United States District Court, Southern District of New York, related to an action instituted by Avner Maloul and Allen Lowy, against Ivan Berkowitz, Great Court Capital, LLC, SD Partners, LLC, Utix Group, Inc., VSUS Tech., Inc. and Sunset Brands, Inc. Messrs. Maloul and Allen are seeking approximately $725,000, of which $200,000 is related to funds invested in Utix. This action is based upon the claim that Ivan Berkowitz, through the affiliated entities Great Court Capital, LLC and SD Partners, LLC, fraudulently induced Messrs. Maloul and Lowy, to purchase securities without disclosing the risks of those investments and without disclosing that Berkowitz and the affiliated entities, including Great Court Capital, LLC and SD Partners, LLC, were acting as unregistered broker-dealers in violation of federal securities laws. The Company has been named as an issuer defendant in this action along with VSUS Tech., Inc. and Sunset Brands, Inc. The Company believes that it has meritorious defenses against the claims asserted and will vigorously defend itself against any claim.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended September 30, 2007, and subsequent periods through the date hereof, the following matters were submitted to a vote of our stockholders:

Consent of Holders of Series A Preferred Stock and Series B Preferred Stock to the Designation of Series B-1 Preferred Stock

Pursuant to Section 6(a) of our Certificate of Designations, Preferences and Rights of Series A Preferred Stock (the “Series A Certificate of Designation”) and Section 6(a) of our Certificate of Designations, Preferences and Rights of Series B Preferred Stock (the “Series B Certificate of Designation”), as applicable, without the prior consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock (the “Series A Majority Holders”) or the holders of at least a majority of the outstanding shares of Series B Preferred Stock (the “Series B Majority Holders”), we may not authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to or on parity with Series A Preferred Stock or Series B Preferred Stock as to dividends or upon liquidation. As of September 20, 2007, we received the written consent of Series A Majority Holders and Series B Majority Holders to designate Series B-1 convertible preferred stock.

Consent of Holders of Series A Preferred Stock and Series B Preferred Stock to the Designation of Series C Preferred Stock

As noted above, without the prior consent of Series A Majority Holders and Series B Majority Holders, we may not authorize, create, designate, establish or issue any other class or series of capital stock ranking senior to or on parity with Series A Preferred Stock or Series B Preferred Stock as to dividends or upon liquidation. As of November 15, 2007, we received the written consent of Series A Majority Holders and Series B Majority Holders to designate, offer and sell Series C Preferred Stock. On September 28, 2006, we issued a total of 1,653,850 shares of Series C Preferred Stock and on November 15, 2007 we issued a total of 1,653,842 shares of Series C Preferred Stock.

During the quarter ended September 30, 2007, and subsequent periods through the date hereof, no additional matters were submitted to a vote of our stockholders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

In September 2007, our common stock was delisted from the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc., and is currently traded on the Pink Sheets under the symbol, “UTIX.PK.” Trading in our common stock on the over-the-counter market and on the Pink Sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the last two fiscal years and the subsequent interim period presented have been adjusted to reflect the one-for-100 reserve stock split we effected on April 7, 2006.

	High	Low

2006
December 31, 2005	$21.00	$4.00
March 31, 2006	$4.00	$2.50
June 30, 2006	$2.10	$1.13
September 30, 2006	$2.05	$1.01
2007
December 31, 2006	$1.75	$0.85
March 31, 2007	$1.30	$0.76
June 30, 2007	$1.35	$0.76
September 30, 2007	$1.19	$0.80

Holders

As of September 30, 2007, there were approximately 157 stockholders of record of our common stock.

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

Under our certificate of incorporation, as amended, our board of directors, without further action by our stockholders, is authorized to issue up to 25,000,000 shares of preferred stock, in one or more series. The board of directors may designate the preferred shares as to series, preferences, limitations and other provisions as the board of directors may designate from time to time. As of November 30, 2007, of our 25,000,000 authorized shares of preferred stock, 2,000 shares have been designated as Series A Preferred Stock, of which 1,063 are currently issued and outstanding, 3,000,000 shares have been designated as Series B Preferred Stock, of which 2,615,769 are currently issued and outstanding, 5,231,538 shares of Series B-1 convertible preferred stock, of which none are currently issued and outstanding and 6,153,846 shares have been designated as Series C Preferred Stock, of which 3,307,692 are currently issued and outstanding.

Pursuant to the Certificate of Designation of each series of our Preferred Stock, we may not declare, pay or set aside any dividends or distributions on shares of common stock (other than dividends payable solely in shares of common stock), unless the holders of shares of each series of Preferred Stock first receive, or simultaneously receive, a dividend or distribution on each outstanding share of Preferred Stock held by such Preferred Stock holder. For each share of Preferred Stock owned, the dividend or distribution paid to the holder of Preferred Stock equals the product of (a) the per share dividend or distribution to be declared, paid or set aside for the common stock, multiplied by (b) the number of shares of common stock into which such share of Preferred Stock is then convertible.

Securities Authorized for Issuance Under Equity Compensation Plan

As of September 30, 2007, we had issued the following stock options pursuant to compensatory plans, including individual compensation arrangements:

Number of Securities
	Number of		Remaining Available
	Securities to		for Future Issuances
	be Issued	Weighted-	Under Equity
	Upon	Average Exercise	Compensation Plans
	Exercise of	Price of	(Excluding Securities
	Outstanding	Outstanding	Reflected in
	Options	Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securityholders (2003 Stock Option Plan)	743,514(1)	$5.38	6,486

(1)	Reflects shares issuable upon exercise of options issued and issuable under our 2003 Stock Option Plan. Numbers of shares and prices per share have been adjusted to reflect a one-for-100 reverse stock split on April 7, 2006.

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.

Recent Sales of Unregistered Securities

All sales of unregistered securities completed during fiscal 2007 have been reported on Current Reports on Form 8-K and on Quarterly Reports on Forms 10-Q and have been filed with the Securities and Exchange Commission. We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The financial and business analysis in this Annual Report on Form 10-KSB (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 7 of this Report.

Overview

We were incorporated in Delaware in 1988, under the name “Deterministics, Inc.” In 1989, we changed our name to “Bright Star — World Entertainment, Inc.” In 1994, we changed our name to “Cyto Skin Care Corporation,” and, later that year, to “Chantal Skin Care Corporation.” Beginning in 1999, Chantal Skin Care Corporation was an inactive company having no assets, liabilities, operations or transactions.

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

Our principal business activity is to provide prepaid experiences to individuals by offering gift tickets that are redeemable at golf courses, ski resorts, spas, bowling centers and movie theaters nationwide. Unlike traditional gift cards that are limited to a specified dollar purchase at one store or retail chain, our branded tickets permit users to enjoy a specific one-time experience at one of numerous participating locations nationwide. Our unique “System for Marketing Leisure Activity through Prepaid Tickets” was granted patent number US 7,066,383 B2, issued on June 27, 2006 and patent number US 7,156,294 B2, issued on January 2, 2007.

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

Recent Developments

Consummation of Offering of Series C Preferred Stock

On September 28, 2007, the Company completed the first closing under the Purchase Agreement, selling 1,653,850 shares of Series C Preferred Stock and 496,156 Warrants, resulting in gross proceeds of $1,075,003. On November 15, 2007, we sold 1,653,842 shares of Series C Preferred Stock and warrants (the “Warrants”) to purchase 496,153 shares of the Company’s Common Stock, resulting in gross proceeds of $1,074,997.

We intend to use the proceeds from this offerings for general working capital requirements.

Results of Operations

Fiscal Year Ended September 30, 2007 Compared With Fiscal Year Ended September 30, 2006.

Net revenues for the fiscal year ended September 30, 2007 were $2,741,107, or $1,296,672 higher than the $1,444,435 in revenues recognized for the fiscal year ended September 30, 2006. The revenue increase of approximately 89.8% in fiscal 2007, as compared to the same period in fiscal 2006, is primarily attributable to increased redeemed and expired tickets in movie and ski tickets.

Cost of revenues for the fiscal year ended September 30, 2007 were $2,687,559 and for the fiscal year ended September 30, 2006 were $1,419,615. Cost of revenues consist of venue redemption costs, ticket manufacturing and inventory costs, cost of ticket activation, processing and settlement and other direct ticket costs.

Gross margin for the fiscal year ended September 30, 2007 was $53,548, or approximately 2.0% of revenues, as compared to $24,820, or approximately 1.7% of revenues, for the fiscal year ended September 30, 2006. The gross profit of 2.0% during the fiscal year ended September 30, 2007 was attributable to higher margins on movie tickets redeemed and expired partially offset by lower margins on ski tickets redeemed, increased processing costs, write down and scrap of inventory, and royalty fees for license and distribution rights with a certain retailer. The 1.7% gross profit earned in the fiscal year ended September 30, 2006 was attributable to higher than historical rates of retail tickets expiring unused partially offset by low margins on ski tickets redeemed and costs associated with a promotional movie ticket program launched at certain retailers.

Selling and administrative expenses, at $6,334,207, were approximately $379,958, or 6.4%, higher in the fiscal year ended September 30, 2007 as compared to $5,954,249 for the fiscal year ended September 30, 2006. Cost increases in the fiscal year ended September 30, 2007 versus September 30, 2006 were primarily related to a $774,612 increase in labor and health insurance, as well as a $443,956 increase in professional fees, a $200,838 increase in office and infrastructure costs, a $62,762 increase related to franchise tax, and $59,499 increase in trade show expenses, offset by a $227,239 decrease in advertising and marketing costs, a $206,438 decrease attributable to the amended and restated warrants issued in connection with our restructuring in 2006, a $176,459 decrease in compensation associated with common stock, warrant, and option grants to employee and non-employees, a $66,939 decrease in research and development, a $133,538 decrease relating to a legal settlement, a $226,301 decrease in general business consulting services, and a $124,795 decrease in investor relations costs.

Other expenses were $1,324,590 and $3,718,596 for fiscal year ended September 30, 2007 and 2006, respectively. The $2,394,006, or 64.4% decrease in charges for the fiscal year ended September 30, 2007, as compared to 2006, was primarily related to $3,600,000 in non-cash charges attributable to the conversion of notes payable into common stock and warrants granted in accordance with the Restructuring in 2006 and a $76,014 reduction in the fair value of warrants issued in connection with Series A Preferred Stock in 2006, offset by a $1,363,289 charge for accrued registration penalties relating to Series A and B Offerings (defined below) in 2007.

Our net loss for the fiscal year ended September 30, 2007, at $7,605,249, was 21.2%, or $2,042,776 lower than the net loss of $9,648,025 for the fiscal year ended September 30, 2006.

During the fiscal year ended September 30, 2006, we recorded a Series A Preferred Stock deemed dividend of $1,311,286 representing the combined value of the warrants, beneficial conversion feature and the approximately $571,000 in third party fees associated with the offering. The resulting loss applicable to common shareholders for the fiscal year ended September 30, 2006 was $10,959,311.

During the fiscal year ended September 30, 2007, we recorded a Series B Preferred Stock deemed dividend of $284,982. In connection with the issuance of Series B Preferred Stock, we recorded a beneficial conversion feature of $142,490. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which Series B Preferred Stock can convert at the date of issuance. As Series B Preferred Stock was immediately convertible, we recorded the combined value of the beneficial conversion feature and warrants issued with Series B of $284,982 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of September 30, 2007.

As a result of the issuance of Series B Preferred Stock, the exercise price of $4.00 per share for warrants to purchase 683,125 shares of our common stock was reduced to $1.30 per share and the number of shares issuable upon exercise of such warrants was increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying our then outstanding 1,071 outstanding shares of Series A Preferred Stock to 4,119,231. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

During the fiscal year ended September 30, 2007, we recorded a Series C Preferred Stock deemed dividend of $209,956. In connection with the issuance of Series C Preferred Stock, we recorded a beneficial conversion feature of $104,978. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which Series C Preferred Stock can convert at the date of issuance. As Series C Preferred Stock was immediately convertible, we recorded the combined value of the beneficial conversion feature and warrants issued with the Series C Preferred Stock of $209,956 as a deemed dividend on Series C Preferred Stock and as a component of loss applicable to common shareholders as of September 30, 2007.

As a result of the issuance of Series C Preferred Stock, the exercise price of $1.30 per share for warrants to purchase 2,101,923 shares of our common stock was reduced to $.65 per share and the number of shares issuable upon exercise of such warrants was increased to 4,203,846. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying our 4,088,463 outstanding shares of Series A Preferred Stock to 8,176,926. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $11,339,798, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

As a result of the issuance of Series C Preferred Stock, the exercise price of $2.60 per share for warrants to purchase 392,366 shares of our common stock was reduced to $2.33 per share and the number of shares issuable upon exercise of such warrants was increased to 437,832. The anti-dilution adjustments also resulted in an increase in the number of shares of common stock underlying our 2,615,769 outstanding shares of Series B Preferred Stock to 2,956,957. These adjustments resulted in the recording of a non-cash Series B Preferred Stock deemed dividend equal to $259,198, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

Liquidity and Capital Resources

Since our inception, our capital resources have been limited. We have had to rely upon the sale of equity and debt securities for cash required to build inventory, to fund research and development, for expansion of our business and product array, and to fund our day-to-day operating needs. If we do not generate substantial revenues in the near future we will have to rely upon sales of debt and equity securities to raise capital. Our ability to meet our existing orders and affect timely delivery of tickets to our various sales channels depend directly upon our ability to raise a minimum of approximately $5.0 million to $10.0 million of debt or equity financing over the next six to twelve months. These funds will be used to fund operations, complete product development projects and fund future cash requirements related to the expansion of our business. Furthermore, we will incur substantially all of the expenses related to the production and marketing of our gift tickets before we realize cash from such transactions. The delay on cash realization may be as much as one year from the point of sale, because our current arrangement with our payment network, Discover, requires sales proceeds to be maintained in escrow pending use or redemption of our tickets at the venue of use and payment by Discover to the venue.

As of September 30, 2007, our independent registered public accountants continued to express the opinion that there is substantial doubt that we will continue as a going concern. As of September 30, 2007 we had cash and cash equivalents of $1,021,346 as compared to $642,757 as of September 30, 2006. Working capital deficit at September 30, 2007 was $3,501,037, as compared to a working capital deficiency of $928,603 at September 30, 2006. Cash inflows exceeded cash outflows and cash on hand increased by $378,589 during the fiscal year ended September 30, 2007 due to $4,118,248 in net proceeds from the sale of Series B and C Preferred Stock described below, and $219,032 in cash provided by restricted cash, less $127,426 in cash used in purchases of property and equipment, and $3,868,762 in cash used in operations. In addition, we had $748,595 in cash accounts restricted for use in settling magnetic strip tickets issued as of September 30, 2007.

On November 15, 2007, we sold additional shares of our Series C Preferred Stock and warrants to purchase shares of our common stock, raising an aggregate of $1,074,997. However, we will have to manage cash flows carefully in order to continue to run our business. Our current burn rate is approximately $400,000 per month and is comprised of approximately $190,000 per month in fixed/semi-fixed charges (including payroll and rent) and approximately $210,000 per month in variable charges (e.g., inventory, marketing, product development, and legal). At this burn rate we could exhaust our cash resources as soon as March 2008.

We are actively seeking to relieve our cash flow deficits through varying methods of financing. If funds are not available or obtainable, our business may fail. We cannot assure you that financing, whether debt or equity, will always be available to us in an amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us.

Sales of Series B Preferred Stock

On November 15, 2006, we sold an aggregate of (a) 2,308,077 shares of Series B Preferred Stock, which are convertible at a rate of $1.30 per share into an equal number of shares of our common stock, and (b) warrants (“Series B Warrants”) to purchase up to 323,135 shares of our common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of $3,000,500, including a note receivable for $200,000 which was subsequently cancelled. On January 23, 2007, we sold an aggregate of (a) 461,538 shares of its Series B Preferred Stock, which are convertible at a rate of $1.30 per share into an equal number of shares of our common stock, and (b) Series B Warrants to purchase up to 69,231 shares of its common stock, at an exercise price of $2.60 per share, for an aggregate purchase price of approximately $600,000. The sales of Series B Preferred Stock and Series B Warrants are referred to herein as the “Series B Offering.”

In consideration for services performed by a broker in connection with the Series B Offering, we agreed to issue warrants allowing for the purchase of 133,869 shares of our common stock at $2.60 per common share.

Sales of Series C Preferred Stock

On September 28, 2007, we sold an aggregate of (a) 1,653,850 shares of Series C Preferred Stock and (b) 496,156 Series C Warrants (defined above), for an aggregate purchase price of $1,075,002. On November 15, 2007, we sold (a) 1,653,842 shares of Series C Preferred Stock and (b) 496,153 Series C Warrants, for an aggregate purchase price of $1,074,997. The sales of Series C Preferred Stock and Series C Warrants are referred to herein as the “Series C Offering.”

In consideration for the introduction of certain of the Investors to us by Axiom Capital Management (“Axiom”), Axiom received, among other things, five-year warrants to purchase 83,077 shares of our common stock, at an exercise price of $1.00 per share (the “Axiom Warrants”). We agreed to register the shares of our common stock issuable upon exercise of the Axiom Warrants.

As a result of the Series C Offering, we believe that we will have sufficient capital to fund our operations through March 2008. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

As a result of the consummation of the Series C Offering, we have (a) increased the number of shares of common stock that our debtholders will receive upon exercise of their warrants by 948,277 shares, (b) reduced the exercise price of all 1,896,554 of the warrants held by our debtholders to $0.65, (c) increased the number of shares of common stock the holders of our warrant will receive upon exercise of the restated warrants by 51,962, and (d) reduced the exercise price of all 261,287 of the restated warrants to $2.64. As a result of adjustments made upon the consummation of our sale of Series C Offering, the remaining 1,063 shares of

Series A Preferred Stock are now convertible at a rate of $0.65 per share into 8,176,926 shares of our common stock, and a total of 4,203,846 Series A common stock warrants are now exercisable at $0.65 per share. Additionally, as a result of adjustments made upon the consummation of our sale of Series C Offering, the outstanding 2,615,769 shares of Series B Preferred Stock are now convertible at a rate of $1.15 per share into 2,956,957 shares of our common stock, and a total of 485,787 Series B common stock warrants are now exercisable at $2.10 per share. Further, we are required to register all of the additional shares of our common stock underlying the warrants and preferred stock as converted.

Cash Flow from Sales and Recognition of Revenues

We customarily sell our gift tickets to corporate or business clients on terms that require full payment, in advance. Our current arrangements require that the full value of the sale be deposited in an escrow account, until Discover either makes payment to the golf course, ski resort or other venue, upon redemption or use of the card, or when the card expires unused. Consequently, we will not realize any cash from a sale until the ticket is redeemed or expires unused (i.e., “breakage”), which could be as much as one year from the date of sale of the ticket.

We recognize both revenues and costs of revenues at the time of redemption. We recognize revenues and costs of revenues on unredeemed retail tickets when the consumers’ ability to use the ticket expires (ten months for golf and spa, nine months for bowling, and three months for movies).

Options and Warrants

As of September 30, 2007, we had outstanding 8,484,094 options and warrants, of which 8,143,948 were exercisable. The exercise price of the exercisable warrants and options range from $.65 to $50.00 per share. If all of these options and warrants are exercised prior to their expiration date we will receive aggregate proceeds of $10,383,184.

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

Going Concern

We have suffered recurring losses from operations, have a net working capital deficiency and a net stockholders’ deficit, all of which raise substantial doubt about our ability to continue as a going concern. We raised additional equity capital in November 2007 and we believe that we have sufficient capital to fund our business operations until March 2008. We will have to continue to manage cash flows carefully and we have no assurance that we will be able to raise sufficient additional capital in the future to meeting our operating requirements.

As of September 30, 2007, our independent registered public accountants continued to express the opinion that there is substantial doubt that we will continue as a going concern.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

Revenue Recognition

We customarily sell our gift tickets to corporate or business clients on terms that typically require full payment, in advance, or that the customer maintain a deposit on account with us to fund the activation of the distributed tickets. Our current arrangements require that an amount based upon the historically redemption and expiration activity of the type of ticket be deposited in an escrow account, until Discover either makes payment to the venue, upon redemption or use of the card, or when the card expires unused. Consequently, we defer revenue on tickets until the ticket is either redeemed or expires. Revenue on unused tickets is recorded following ticket expiration which ranges from three to ten months from date of activation.

Stock-Based Compensation

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123R’s implementation challenges for registrants.

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

Financial Instruments

When accounting for various transactions with financial instruments, the company considers SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company’s Own Stock, EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, among others.

Item 7.	Financial Statements.

UTIX GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2007 and 2006

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Utix Group, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheet of Utix Group, Inc. and subsidiary (the Company) (a Delaware corporation) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficit and a net stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  CARLIN, CHARRON AND ROSEN, LLP

January 8, 2008
Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Utix Group, Inc.
Burlington, Massachusetts

We have audited the accompanying consolidated balance sheet of Utix Group, Inc. and subsidiary (the Company) (a Delaware corporation) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficit and a net stockholders’ deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  VITALE, CATURANO & COMPANY, LTD.

December 28, 2006
Boston, Massachusetts

UTIX Group, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,021,346	$642,757
Restricted short-term investments	450,000	526,767
Restricted cash	748,595	967,627
Accounts receivable	24,424	19,506
Inventory, net	201,294	116,601
Prepaid expenses and other current assets	162,807	113,546

Total current assets	2,608,466	2,386,804

Property and equipment, net	186,205	153,696
Security deposit	28,453	28,453

Total Assets	$2,823,124	$2,568,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of capital lease obligations	$3,353	$15,953
Accounts payable	1,191,072	689,348
Accrued expenses	2,381,824	952,314
Liability associated with warrants	—	294,127
Customer deposits	939,482	770,672
Deferred revenue	1,593,772	592,993

Total current liabilities	6,109,503	3,315,407

Long-term liabilities:
Capital lease obligations — less current maturities	—	3,353

Total long-term liabilities	—	3,353

Series A convertible preferred stock, $0.001 par value, 25,000,000 shares authorized; 1,071 shares issued and outstanding at September 30, 2006 (liquidation preference of $5,355,000)	—	5,355,000
Stockholders’ deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized;
Series A convertible, 2,000 shares authorized, 1,063 shares issued and outstanding at September 30, 2007 (liquidation preference of $5,315,000)	1	—
Series B convertible, 3,000,000 shares authorized, 2,615,769 shares issued and outstanding at September 30, 2007 (liquidation preference of $3,400,500)	2,616	—
Series C convertible, 6,153,846 shares authorized, 1,653,850 shares issued and outstanding at September 30, 2007 (liquidation preference of $1,075,003)	1,654	—
Common stock, $0.001 par value, 375,000,000 shares authorized; 2,141,741 and 1,896,444 shares issued and outstanding at September 30, 2007 and September 30, 2006, respectively	2,142	1,896
Additional paid in capital	29,576,868	19,418,507
Deferred compensation	—	(336,813)
Accumulated deficit	(32,869,660)	(25,188,397)

Total stockholders’ deficit	(3,286,379)	(6,104,807)

Total Liabilities and Stockholders’ Deficit	$2,823,124	$2,568,953

The accompanying notes are an integral part of these consolidated financial statments.

UTIX Group, Inc.

Consolidated Statements of Operations

	For the Year Ended September 30,
	2007	2006

Net revenues	$2,741,107	$1,444,435
Cost of revenues	2,687,559	1,419,615

Gross profit	53,548	24,820
Selling and administrative expenses	6,334,207	5,954,249

Loss from operations	(6,280,659)	(5,929,429)

Other income (expense):
Investment income, net	40,357	56,781
Interest expense	(1,658)	(127,480)
Other expense	(1,363,289)	(3,647,897)

	(1,324,590)	(3,718,596)

Loss before provision (benefit) for income taxes	(7,605,249)	(9,648,025)
Provision (benefit) for income taxes	—	—

Net loss	$(7,605,249)	$(9,648,025)

Series A preferred stock deemed dividend	$(16,972,328)	$(1,311,286)
Series B preferred stock deemed dividend	(544,180)	—
Series C preferred stock deemed dividend	(209,956)	—

Loss applicable to common shareholders	$(25,331,713)	$(10,959,311)

Net loss per common share applicable to common shareholders:
Basic and diluted	$(12.29)	$(12.61)

Weighted average number of common shares outstanding:
Basic and diluted	2,061,064	869,245

The accompanying notes are an integral part of these consolidated financial statments.

UTIX Group, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(7,605,249)	$(9,648,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,890	78,952
Loss on disposal of property and equipment	4,577	—
Provision for inventory writedown	97,180	134,297
Stock-based compensation	542,562	947,312
Non-cash interest and other expense	1,363,289	3,445,864
Non-cash operating income	(427)	(22,280)
Non-cash issuance of common stock	—	9,751
Amortization of financing costs and other placement fees	—	202,033
Changes in assets and liabilities (Increase) decrease in:
Accounts receivable	(4,918)	(10,367)
Inventory	(181,873)	(213,863)
Prepaid expenses	(49,261)	86,649
Other assets	26,767	(11,216)
Increase (decrease) in:
Accounts payable	501,724	467,745
Accrued expenses	180,388	188,675
Deferred revenue	1,000,779	(191,605)
Customer deposits	168,810	51,196

Net cash used in operating activities	(3,868,762)	(4,484,882)

Cash flows from investing activities:
Purchase of short-term investments	(450,000)	(2,000,000)
Proceeds from redemption of short-term investments	500,000	1,500,000
Purchases of property and equipment	(127,426)	(50,010)

Net cash used in investing activities	(77,426)	(550,010)

Cash flows from financing activities:
Proceeds from notes payable	—	146,000
Repayment of notes payable	—	(200,000)
Restricted cash	219,032	187,975
Proceeds from warrant exercise	—	200
Proceeds from disposal of property and equipment	3,450	—
Proceeds from sale of preferred stock, net	4,118,248	4,843,996
Repurchase of common shares	—	(25,000)
Payments on capital lease obligations	(15,953)	(24,108)

Net cash provided by financing activities	4,324,777	4,929,063

Net increase (decrease) in cash and cash equivalents	378,589	(105,829)
Cash and cash equivalents, beginning of period	642,757	748,586

Cash and cash equivalents, end of period	$1,021,346	$642,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,658	$217,958

Supplemental disclosure of noncash investing and financing activities:
Warrants and common stock issued for services	$164,853	$48,109

Conversion of preferred stock to common stock	$31,000	$110,000

Non-cash dividends to preferred stockholders of Series A preferred stock arising from beneficial conversion feature	$16,972,328	$1,311,286

Non-cash dividends to preferred stockholders of Series B preferred stock arising from beneficial conversion feature	$544,180	—

Non-cash dividends to preferred stockholders of Series C preferred stock arising from beneficial conversion feature	$209,956	—

Warrants issued in connection with Series B convertible preferred stock	$142,491	$—

Warrants issued in connection with Series A convertible preferred stock	$—	$370,141

Conversion of notes and interest to common stock	$—	$4,931,000

Prior period accruals settled via issuance of stock and warrants	$165,980	$—

Forgiveness of accrued liability in exchange for stock grant	$—	$412,500

The accompanying notes are an integral part of these consolidated financial statments.

UTIX Group, Inc.

Consolidated Statements of Stockholders’ Deficit

			Convertible Preferred Stock						Additional			Total
	Series A		Series B		Series C		Common Stock		Paid in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, September 30, 2005	—	$—	—	$—	—	$—	372,135	$372	$10,426,503	$—	$(15,540,372)	$(5,113,497)

Net Loss	—	—	—	—	—	—	—	—	—	—	(9,648,025)	$(9,648,025)

Reduction of compensation expense for non-employee stock option grants	—	—	—	—	—	—	—	—	(22,280)	—	—	$(22,280)
Repurchase and retirement of common shares	—	—	—	—	—	—	(625)	(1)	1	—	—	$—
Conversion of notes payable into common stock	—	—	—	—	—	—	1,429,990	1,430	8,338,948	—	—	$8,340,378
Exchange of warrants	—	—	—	—	—	—	—	—	206,438	—	—	$206,438
Compensation expense for non-employee stock option grants	—	—	—	—	—	—	—	—	518,529	—	—	$518,529
Compensation expense for employee stock option grants	—	—	—	—	—	—	—	—	406,023	(336,813)	—	$69,210
Issuance of common stock	—	—	—	—	—	—	37,944	38	425,347	—	—	$425,385
Conversion of Series A preferred stock	—	—	—	—	—	—	55,000	55	109,945	—	—	$110,000
Accretion of preferred stock to face value	—	—	—	—	—	—	—	—	(1,039,254)	—	—	$(1,039,254)
Exercise of warrants	—	—	—	—	—	—	2,000	2	198	—	—	$200
Issuance of warrants in exchange for services	—	—	—	—	—	—	—	—	48,109	—	—	$48,109

Balance, September 30, 2006	—	$—	—	$—	—	$—	1,896,444	$1,896	$19,418,507	$(336,813)	$(25,188,397)	$(6,104,807)

Net Loss	—	—	—	—	—	—	—	—	—	—	(7,605,249)	$(7,605,249)

Reduction of compensation expense for non-employee stock option grants	—	—	—	—	—	—	—	—	(427)	—	—	$(427)
Compensation expense for employee stock option grants	—	—	—	—	—	—	—	—	361,728	—	—	$361,728
Reclassification of deferred compensation	—	—	—	—	—	—	—	—	(336,813)	336,813	—	$—

UTIX Group, Inc.

Consolidated Statements of Stockholders’ Deficit — (Continued)

			Convertible Preferred Stock						Additional			Total
	Series A		Series B		Series C		Common Stock		Paid in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Reclassification of Series A convertible preferred stock (Note 4)	1,071	1	—	—	—	—	—	—	5,354,999	—	—	$5,355,000
Reclassification of warrant liability	—	—	—	—	—	—	—	—	370,141	—	(76,014)	$294,127
Issuance of Series B convertible preferred stock and warrants, net	—	—	2,769,615	2,770	—	—	—	—	3,054,662	—	—	$3,057,432
Issuance of Series C convertible preferred stock and warrants, net	—	—	—	—	1,653,850	1,654	—	—	1,007,349	—	—	$1,009,003
Conversion of Series A convertible preferred stock into common stock	(8)	—	—	—	—	—	30,769	31	(31)	—	—	$—
Issuance of common stock and warrants in exchange for services	—	—	—	—	—	—	200,000	200	330,633	—	—	$330,833
Issuance of common stock in lieu of cash	—	—	—	—	—	—	14,528	15	15,966	—	—	$15,981
Retirement of Series B convertible preferred stock	—	—	(153,846)	(154)	—	—	—	—	154	—	—	$—

Balance, September 30, 2007	1,063	$1	2,615,769	$2,616	1,653,850	$1,654	2,141,741	$2,142	$29,576,868	$—	$(32,869,660)	$(3,286,379)

UTIX GROUP, INC.

Notes to Consolidated Financial Statements
Years Ended September 30, 2007 and 2006

1.	NATURE OF THE BUSINESS AND GOING CONCERN

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

On September 24, 2007, the Company entered into a Purchase Agreement with a group of accredited investors to sell in one or more closings Series C Convertible Preferred Stock for gross proceeds up to $4,000,000. On September 28, 2007, the Company completed the first closing, selling shares of Series C Convertible Preferred Stock, and warrants for an aggregate purchase price of approximately $1,075,000. As a result of the Series C Offerings, the Company believes that it will have sufficient capital to fund its operations until March 2008. However, until such time as the Company generates sufficient revenues from operations, it will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There can be no assurance that the Company will be able to raise additional capital when necessary on terms acceptable to the Company. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then existing stockholders.

Additionally there can be no assurance that the Company’s operating plans will be successful and that the Company will continue ongoing operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In order to expand its business and accommodate large volume national contracts, the Company has entered into strategic relationships with eFunds/WildCard Systems, Inc. and Discover Network to enhance and maintain its magnetic strip product line. eFunds/WildCard Systems provides product coding, processing and other services. These services include coordination of ticket manufacture, customer service (via interactive voice recognition, live agent support, and web site), data tracking and daily reporting. eFunds/WildCard is reimbursed for the ticket manufacturing as well as per ticket processing fees ranging from $0.50 to $1.50, depending on the services provided and new subprogram set-up fees. Discover provides a flexible payment system at the merchant level. Discover is paid a license fee on each ticket number issued and receives redemption fees for each ticket authorized and settled by its payment network. Discover also receives an annual license fee for each product category (i.e., golf, spa, etc.). eFunds/Wildcard and Discover fees amounted to $154,196 and $145,383 for the years ended September 30, 2007 and 2006, respectively, and are recorded as a component of cost of revenues.

Significant Customers and Concentrations of Credit Risk

Revenues from two customers represented approximately 45.5% of net revenues for the year ended September 30, 2007. Revenues from a different customer for the year ended September 30, 2006 represented 36% of total net revenues. Our corporate clients have included American Express, SBC, Bank One, Carlson Marketing Group, Discover Financial Services, Frequency Marketing (a Verizon program), Dr. Pepper, Citigroup, Hewlett Packard, Nestle and General Mills. We have maintained relationships with many of our corporate clients for several years, with some of our corporate clients running incentive and reward programs continuously for over five years. In the fiscal years ended September 30, 2006 and September 30, 2007, our top five customers accounted for approximately 77% and 79% of total sales, respectively.

Financial instruments that subject the Company to credit risk concentrations consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents and short-term investments are held at financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash. The Company’s trade receivables result from ticket sales and reflect a broad customer base. The Company generally requires prepayment, or a deposit on account, prior to shipping product. For those few accounts with terms, the Company routinely assesses the financial strength of its customers and has not experienced significant losses related to accounts receivable of individual customers or groups of customers in any particular industry or geographic area. As a consequence, concentrations of credit risk are limited.

Fair Value of Financial Instruments

Financial instruments held or used by the Company consist of cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable. Management believes due to the short term nature that their carrying value approximates fair value for all financial instruments at September 30, 2007 and September 30, 2006.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less to be cash equivalents. Cash and cash equivalents are deposited in various area banks, which at times may exceed federally insured limits.

Restricted Short-term Investments

The Company maintains various short-term investments in certificate of deposits. As of September 30, 2006, the Company had $526,767 in a 9-month certificate of deposit maturing on October 26, 2006. As of September 30, 2007, the Company had $450,000 in a 9-month certificate of deposit maturing on May 27, 2008. In accordance with the Company’s agreement with the PGA Tour the use of these funds is restricted by an irrevocable letter of credit.

Restricted Cash

The Company had cash of $250,734 and $251,842 in escrow at Discover Bank, at September 30, 2007 and 2006, respectively and $120,874 and $715,785 at 5 Star Bank to fund the calculated redemption amount on all activated magnetic strip tickets, at September 30, 2007 and 2006, respectively. An additional $376,987 of cash at Cambridge Savings Bank is classified as restricted at September 30, 2007. In accordance with the Company’s agreement with Discover, the Company is required to set aside cash balances equal to 85% of the maximum redemption amount of each magnetic strip ticket activated in new programs, and 150% of the average redemption amount for the number of outstanding tickets that are expected to be redeemed in established programs, based on historical average redemption rates. The funds are to be held in the depository account (at 5 Star Bank, Discover Bank and Cambridge Savings Bank (certificate of deposit account)) until the ticket has been redeemed or has expired. If the ticket is redeemed, the redemption and settlement costs are automatically withdrawn from the 5 Star Bank account to reimburse Discover for settling the redemption with the venue/merchant. The cash held in escrow at Discover Bank is fixed at $250,000. Interest on the funds held in escrow is remitted to the Company quarterly.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for that portion of accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. Based upon the analysis and estimates of the uncollectibility of its accounts receivable, it was determined that no allowance for doubtful accounts was necessary at September 30, 2007 and 2006.

Inventory

Inventory consists of non-activated tickets, directories, holograms, booklets, golf balls and accessories valued at the lower of cost or market with cost being determined on a first-in, first-out basis. The Company periodically reviews the carrying value of its inventory to determine if any adjustments are needed to its carrying value. In the years ended September 30, 2007 and 2006, the Company recorded a $97,180 and $134,297 provision on its inventory to reduce excess inventories to net realizable value, respectively. At September 30, 2007 and 2006, inventory is presented on the balance sheet net of reserves for excess and obsolete inventory of $282,000 and $246,000, respectively.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Equipment and Software	the lesser of lease term, or useful life of asset (3 -5 years)
Furniture and Fixtures	5 — 10 years

The Company evaluates long-lived assets such as property and equipment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This statement requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. SFAS 144 requires (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. In accordance with SFAS 144, the Company performed an impairment test on its long-lived assets and estimated the market value of its equipment, software and furniture and fixtures. No impairment charge was recorded in the years ended September 30, 2007 and 2006.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R) which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires that all share-based payments to employees, including

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

grants of stock options, be recognized in the statements of operations based on their fair values. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and clarifies some of SFAS 123R’s implementation challenges for registrants.

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

Prior to the adoption of SFAS 123R, the Company applied the intrinsic value method under APB 25 to account for stock-based awards. The following table illustrates the effect on earnings and earnings per share had compensation cost for the employee stock-based awards been recorded in the year ended September 30, 2006 based on the fair value method under SFAS 123:

For the Year Ended
September 30, 2006

Loss applicable to common shareholders, as reported	$(10,959,311)
Add: stock compensation included in net loss	69,210
Deduct: compensation expense, determined under fair value for all awards	(334,340)

Pro forma net loss	$(11,224,441)

Net loss per common share (basic and diluted)	$(12.61)

Pro forma net loss per common share (basic and diluted)	$(12.91)

Beginning with the 2007 fiscal year, with the adoption of SFAS 123R, the Company recorded stock-based compensation expense for the fair value of stock options. Stock-based compensation expense for the year ended September 30, 2007 was $542,562 recorded in selling and administration expenses. The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $248,802 for the year ended September 30, 2007 which caused the Company’s net loss to increase by the same amount and its net loss per share available to common shareholders to increase by $0.12 per share for the year ended September 30, 2007. The adoption had no impact on cash used in operating activities or cash provided by financing activities.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. The weighted-average fair values of the options granted under the stock options plans for the years ended September 30, 2007 and 2006 was $0.60 and $1.76, respectively.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

These assumptions are judgmental and highly sensitive in the determination of compensation expense. The table below indicates the weighted-average key assumptions used in the option valuation calculations for options granted for the years ended September 30, 2007 and 2006.

	2007	2006

Risk-free interest rate	4.57%	4.64 — 4.69%
Expected lives	6.25 years	5 years
Expected volatility	50%	50%
Dividend yield	0%	0%

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $69,984 and $126,167 for the years ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This

Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has implemented SAB 108 in the current fiscal year and there is no material effect.

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

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In February 2007, the FASB issued SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and 2006 consisted of the following:

	September 30,
	2007	2006

Computer equipment and software	$488,556	$382,054
Furniture and fixtures	55,784	56,849

	544,340	438,903
Less — accumulated depreciation	358,135	285,207

Property and equipment, net	$186,205	$153,696

Depreciation expense for the years ended September 30, 2007 and 2006 was $86,890 and $78,952, respectively.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	PREFERRED STOCK OFFERINGS

During January 2006, the Company closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., Special Situations Technology Fund II, L.P., Palisades Master Fund LP, SCG Capital, LLC, Trade Winds Fund Ltd., Little Wing LP, Gary Palmer and Richard Shanley (collectively, the “Series A Investors”). Pursuant to such agreement, the Company sold 1,093 shares of its Series A Convertible Preferred Stock, $.001 par value (“Series A Preferred Stock”), and warrants (“Series A Warrants”) to purchase up to 683,125 shares, subject to anti-dilution provisions discussed below, of the Company’s common stock, $.001 par value (“Common Stock”) to the Series A Investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, of Regulation D (the “Series A Offering”). The Company sold the Series A Preferred Stock for a per share purchase price of $5,000, for aggregate gross proceeds of $5,465,000 (net proceeds of $4,843,996). For each share of Series A Preferred Stock purchased investors received five year warrants to purchase 625 shares of Common Stock with an original exercise price of $4.00 per share, subject to adjustment.

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

The Series A Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series A Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series A Preferred Stock. The Series A Preferred Stock is convertible at any time at the holders’ option into that number of shares of Common Stock equal to the number of shares of Common Stock obtained by multiplying the number of shares of Series A Preferred Stock to be converted by the Series A Liquidation Preference per share and dividing the result by the conversion price, originally $2.00, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

The Series A Warrants and Series A Preferred Stock require an adjustment to the then-existing strike price and conversion price, respectively, should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no consideration or for a consideration per share less than the strike/conversion price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike/conversion price of the applicable security shall be reduced, as of the close of business on the effective date of such issuance, to the lowest price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold, provided that in no event

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

shall the strike/conversion price after giving effect to such event is greater than the strike/conversion price in effect prior to such event.

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

As a condition to the Series A Investors agreeing to the terms of the Series A Preferred Stock Offering, the Company was required to restructure its outstanding debt and warrants as follows: (i) all of the Company’s outstanding debt (the “Outstanding Debt”) as of January 13, 2006 shall be paid in full to the debtholders of record (the “Debtholders”) as of January 13, 2006 by (A) converting fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 1,232,750 shares of Common Stock at the conversion rate of $2.00 per share; and (B) converting the remaining fifty (50%) percent of the principal amount of the Outstanding Debt into approximately 197,240 shares of Common Stock at the conversion rate of $12.50; and (C) issuing warrants (the “Debtholder Warrants”) to purchase an aggregate of 308,188 shares of Common Stock at the exercise price of $4.00 per share for a period of five (5) years; and (ii) all of the holders (the “Warrantholders”) of the Company’s outstanding warrants (the “Original Warrants”) as of January 13, 2006 shall receive amended and restated warrants (the “Restated Warrants”) whereby the Warrantholders will have the right to purchase approximately 172,173 or fifty (50%) percent of the number of shares of Common Stock each Warrantholder can purchase under the Original Warrants at the exercise price of $4.00 per share for a period of five (5) years ((i) and (ii) above collectively referred to herein as the “Financial Restructuring”). As a result of the Financial Restructuring, the Company issued an aggregate of 1,429,990 shares of its Common Stock and warrants to purchase 308,188 shares of its Common Stock in satisfaction of its Outstanding Debt and agreed to issue warrants to purchase an aggregate of 172,173 shares of Common Stock in satisfaction of restating of the Original Warrants. As of January 13, 2006, the Company had obtained the consent of all debt and warrant holders as to the terms of the Financial Restructuring.

The terms of the Debtholder Warrants require an adjustment to the then-existing strike price, should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

consideration or for a consideration per share less than the strike price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike price of the Debtholder Warrants shall be reduced, as of the close of business on the effective date of such issuance, to the lowest price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold, provided that in no event shall the strike price after giving effect to such event is greater than the strike price in effect prior to such event.

The terms of the Restated Warrants require an adjustment to the then-existing strike price, should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no consideration or for a consideration per share less than the strike price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike price of the Restated Warrants shall be reduced, as of the close of business on the effective date of such issuance, to a weighted average strike price using the exercise price in effect prior the offering and the price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold in the offering, provided that in no event shall the strike price after giving effect to such event is greater than the strike price in effect prior to such event.

On November 15, 2006, the Company amended its articles of incorporation to designate 2,692,308 shares out of the total authorized number of 25,000,000 shares of its preferred stock, as Series B Convertible Preferred Stock and closed a Purchase Agreement with Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III QP, L.P., Crown Investment Partners, L.P., The Crown Advisors #5, MicroCapital Fund, LTD, MicroCapital Fund LP, Crescent International, LTD and Allen Lowy (collectively, the “Series B Investors”). Pursuant to such agreement, the Company issued 2,308,077 shares of its Series B Convertible Preferred Stock, $.001 par value (the “Series B Preferred Stock”), and warrants (“Series B Warrants”) to purchase up to 346,212 shares of the Common Stock, subject to anti-dilution provisions, to the Series B Investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, of Regulation D (the “Series B Offering”). The Company issued the Series B Preferred Stock for a per share purchase price of $1.30, for aggregate gross proceeds of $3,000,500. For each share of Series B Preferred Stock purchased, the Series B Investors received five year warrants to purchase 0.15 shares of Common Stock with an original exercise price of $2.60 per share subject to adjustment. The Series B Preferred Stock has the same liquidation preference rights as the Series A Preferred Stock. The Company remitted $243,255 and issued a five year warrants to purchase 106,177 shares of Common Stock with an original exercise price of $2.60 per share subject to adjustment, to a third party as compensation for assisting in the financing event which was recorded against the proceeds. At the date of issuance, the fair value of the warrants of $40,660 was calculated using the Black-Scholes option pricing model.

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

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

liquidation preference to the Series B Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Series B Stated Value plus any accrued and unpaid dividends (the “Series B Liquidation Preference”).

The Series B Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series B Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series B Preferred Stock. The Series B Preferred Stock is convertible at any time at the holders’ option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be converted by the Series B Liquidation Preference per share and dividing the result by the conversion price, originally $1.30, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

The terms of the Company’s outstanding Series B Warrants and Series B Preferred Stock require an adjustment to the then-existing strike price and conversion price, respectively, should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no consideration or for a consideration per share less than the strike/conversion price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike/conversion price of the applicable security shall be reduced, as of the close of business on the effective date of such issuance, to a weighted average conversion/exercise price of the conversion/exercise price in effect prior the offering and the price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold in the offering, provided that in no event shall the strike/conversion price after giving effect to such event is greater than the strike/conversion price in effect prior to such event.

In connection with the issuance of the Series B Preferred Stock, the Company recorded a beneficial conversion feature of $126,886. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (see Note 6) of $253,773 as a deemed dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of September 30, 2007.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Series B Warrants no later than 45 days after the closing of the Offering. If such registration statement was not filed on or before 45 days after the closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities. The registration statement was not filed timely in accordance with the registration agreement and in accordance with EITF 00-19-2 the Company has allocated approximately $45,000 against the proceeds of the Series B Preferred Stock and recorded a corresponding liability for the liquidated damages. During the year ended September 30, 2007, approximately $425,000 was recorded to other expense and non-cash interest for additional anticipated liquidated damages.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

The sale of the Series B Convertible Preferred Stock at $1.30 per share triggered their anti-dilution provisions of the Series A Warrants, Series A Preferred Stock, and Financial Restructuring Warrants in accordance with the following table:

	Common Shares	Conversion Price/
Equity Instrument	Underlying Instrument	Strike Price

Series A Preferred Stock
Initial	2,677,500	$2.00
After Series B offering	4,119,231	$1.30
Warrants
Initial	991,315	$4.00
After Series B offering	3,050,200	$1.30
Warrants
Initial	172,173	$4.00
After Series B offering	209,325	$3.29

Included in the table above are the Series A Warrants to purchase 683,125 shares of Common Stock at $4.00. As a result of the issuance of the Series B Preferred Stock, the exercise price of $4.00 was reduced to $1.30 and the shares were increased to 2,101,923. The anti-dilution adjustments also resulted in an increase in the number of shares of Common Stock underlying the Series A Preferred Stock. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $5,632,530, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

The registration statement related to the additional shares issuable as a result of the anti-dilution adjustment described above, was not filed timely in accordance with the registration agreement and the Company has recorded charges for the anticipated liquidated damages in the amount of approximately $938,000 as other expense and non-cash interest during the year ended September 30, 2007.

On January 16, 2007, the Company amended its articles of incorporation to designate an additional 307,692 shares out of the total authorized number of 25,000,000 shares of its preferred stock as Series B Convertible Preferred Stock and entered into a Purchase Agreement (the “Subsequent Series B Purchase Agreement”) with Dolphin Offshore Partners, L.P. (the “Additional Series B Investor”). Pursuant to the Subsequent Series B Purchase Agreement, as of January 23, 2007 (the “Subsequent Closing Date”), the Company sold to the Additional Series B Investor a total of (i) 461,538 shares of its Series B Preferred Stock, and (ii) Series B Warrants to purchase up to 69,231 shares of its Common Stock, subject to anti-dilution provisions, for an aggregate purchase price of approximately $600,000 (the “Subsequent Series B Offering”). The Company remitted $48,000 and issued 27,692 five year warrants to purchase Common Stock with an exercise price of $2.60 per share, to a third party as compensation for assisting in the financing event. At the date of issuance, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $6,400. In addition, the Company granted to the third party the right to “piggyback” the shares of its Common Stock issuable upon exercise of its warrants on each Registration Statement the Company files on behalf of the Additional Series B Investor, so long as the registration form to be used is suitable for the registration of such shares.

In connection with the issuance of the additional Series B Convertible Preferred Stock, the Company recorded a beneficial conversion feature of $15,604. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series B Preferred Stock can convert at the date of issuance. As the Series B Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants of $31,209 as a deemed

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

dividend on Series B Preferred Stock and as a component of loss applicable to common shareholders as of September 30, 2007.

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

On September 24, 2007, the Company amended its articles of incorporation to designate 6,153,846 shares of the total authorized number of 25,000,000 shares of its preferred stock as Series C Convertible Preferred Stock, $.001 par value (the “Series C Preferred Stock”) and entered into a Purchase Agreement (the “Series C Purchase Agreement”) with a group of accredited investors (the “Series C Investors”) for the sale of the designated shares of the Series C Convertible Preferred Stock. Pursuant to the Purchase Agreement, the Company may sell in one or more closings up to 6,153,846 shares of Series C Preferred Stock for $0.65 per share, resulting in gross proceeds of up to $4,000,000. Additionally, the Investors will receive that number of warrants (the “Series C Warrants”) to purchase the Company’s Common Stock equal to 30% of the shares of Series C Preferred Stock purchased in the offering.

On September 28, 2007, the Company completed the first closing under the Series C Purchase Agreement with Crescent International, LTD, MicroCapital Fund, LTD, MicroCapital Fund L.P., Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P., Special Situations Cayman Fund, L.P. and Special Situations Fund III, L.P. The Company issued 1,653,850 shares of its Series C Preferred Stock and Series C Warrants to purchase up to 496,156 shares of the Common Stock, subject to anti-dilution provisions discussed below, to the Series C Investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506, of Regulation D (the “Series C Offering”), for aggregate gross proceeds of $1,075,003. The Series C Investors received five year warrants with an original exercise price of $1.00 per share. The Company remitted $46,000 and issued a five year warrants to purchase 53,077 shares of Common Stock with an exercise price of $1.00 per share, to a third party as compensation for assisting in the financing event which was recorded against the proceeds. At the date of issuance, the fair value of the warrants of $12,446 was calculated using the Black-Scholes option pricing model.

The Company has the right to call the Series C Warrants if, after the effective date of a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and upon exercise of the Series C Warrants, the closing price of the Common Stock for each of 20 consecutive trading days exceeds $2.00 per share (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Common Stock). At any given time, the Company may not call more than the lesser of (i) 20% of the aggregate amount of Series C Warrants initially issued or (ii) the number of remaining Series C Warrants held by the holders thereof.

The stated value of the Series C Preferred Stock is $.65 (the “Series C Stated Value”). The holders of our Series C Preferred Stock are entitled to such dividends as may be determined by our board of directors from time to time, provided that we may not pay cash dividends on the Common Stock without paying a dividend on the Series C Preferred Stock on an as-converted basis. Upon liquidation, dissolution or winding up of the Company, the Series C Preferred Stock ranks senior to the Common Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior in rights or

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

liquidation preference to the Series C Preferred Stock and each holder shall be entitled to be paid an amount per share equal to the Series C Stated Value plus any accrued and unpaid dividends (the “Series C Liquidation Preference”).

The Series C Preferred Stockholders have the right to vote together with the holders of Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote (including the election of directors). Each share of Series C Preferred Stock is entitled to one vote for each share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series C Preferred Stock. The Series C Preferred Stock is convertible at any time at the holders’ option into that number of shares of Common Stock equal to the number of shares of Common Stock as is obtained by multiplying the number of shares of Series C Preferred Stock to be converted by the Series C Liquidation Preference per share and dividing the result by the conversion price, originally $.65, subject to adjustment for stock dividends, stock splits, reclassifications, and similar events.

The terms of the Company’s outstanding Series C Warrants and Series C Preferred Stock require an adjustment to the then-existing strike price and conversion price, respectively, should the Company issue or sell (subject to certain exclusions) or be deemed to have issued or sold (subject to certain exclusions) any additional shares of Common Stock or securities convertible into Common Stock for no consideration or for a consideration per share less than the strike/conversion price in effect immediately prior to the time of such issue or sale. Upon such event, the then-existing strike/conversion price of the applicable security shall be reduced, as of the close of business on the effective date of such issuance, to a weighted average conversion/exercise price of the conversion/exercise price in effect prior the offering and the price per share at which any share of Common Stock, or security convertible into Common Stock, was issued or sold or deemed to be issued or sold in the offering, provided that in no event shall the strike/conversion price after giving effect to such event is greater than the strike/conversion price in effect prior to such event.

In connection with the issuance of the Series C Preferred Stock, the Company recorded a beneficial conversion feature of $104,978. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the Common Stock into which the Series C Preferred Stock can convert at the date of issuance. As the Series C Preferred Stock was immediately convertible, the Company recorded the combined value of the beneficial conversion feature and warrants (see Note 6) of $209,956 as a deemed dividend on Series C Preferred Stock and as a component of loss applicable to common shareholders as of September 30, 2007.

The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the Common Stock issuable upon conversion of the Series C Preferred Stock and upon exercise of the Series C Warrants no later than 30 days after the last closing of the Offering. If such registration statement is not filed on or before 30 days after the last closing of the Offering then the Company must pay to each investor as liquidated damages and not as a penalty, an amount equal to 1.5% percent of the aggregate amount invested by such Investor under the purchase agreement for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed or effective by the 120th day following the initial closing date with respect to the registerable securities.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

The sale of the Series C Convertible Preferred Stock at $.65 per share triggered their anti-dilution provisions in accordance with the following table:

	Common Shares	Conversion Price/
Equity Instrument	Underlying Instrument	Strike Price

Series A Preferred Stock
Initial	4,088,463	$1.30
After Series C offering	8,176,926	$0.65
Series B Preferred Stock
Initial	2,615,769	$1.30
After Series C offering	2,787,295	$1.22
Warrants
Initial	3,050,200	$1.30
After Series C offering	6,100,400	$0.65
Warrants
Initial	392,366	$2.60
After Series C offering	437,832	$2.33
Warrants
Initial	209,325	$3.29
After Series C offering	234,246	$2.94

Included in the table above are the Series A Warrants to purchase 2,101,923 shares of Common Stock at $1.30. As a result of the issuance of the Series C Preferred Stock, the exercise price of $1.30 was reduced to $.65 and the shares were increased to 4,203,846. The anti-dilution adjustments also resulted in an increase in the number of shares of Common Stock underlying the Series A Preferred Stock. These adjustments resulted in the recording of a non-cash Series A Preferred Stock deemed dividend equal to $11,339,798, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

Included in the table above are the Series B Warrants to purchase 392,366 shares of Common Stock at $2.60. As a result of the issuance of the Series C Preferred Stock, the exercise price of $2.60 was reduced to $2.33 and the shares were increased to 437,832. The anti-dilution adjustments also resulted in an increase in the number of shares of Common Stock underlying the Series B Preferred Stock. These adjustments resulted in the recording of a non-cash Series B Preferred Stock deemed dividend equal to $259,198, which is reflected as a component of loss applicable to common shareholders as of September 30, 2007.

5.	FINANCIAL RESTRUCTURING

On February 22, 2006, the Company began execution of the Financial Restructuring. $4,206,000 in originally convertible notes were converted under revised conversion terms. The Company recorded a $3,447,761 charge to non-cash interest and other expense in the year ended September 30, 2006, representing the difference between the fair value of the securities issued as compared to the fair value of securities under the original conversion terms (which ranged from $12.50 to $43 per common share). The fair value of the securities issued in connection with a remaining $725,000 notes (not originally convertible) as compared to the carrying value of the notes on the date of conversion, resulted in a $38,383 reduction to non-cash interest and other expense in the year ended September 30, 2006. The fair value of the Original Warrants immediately before they were modified as compared to the fair value of the Restated Warrants, resulted in a $206,438 charge to non-cash interest and other expense in the year ended September 30, 2006. The fair value of the warrants was calculated using the Black Scholes model and assuming a risk-free interest rate of 4.92% and volatility of 50%. In total, non-cash charges related to the Financial Restructuring were $3,615,816.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	OTHER AGREEMENTS

PGA Agreement

On July 17, 2006, the Company entered into a binding letter of intent with PGA TOUR, Inc. regarding the exclusive use, subject to certain approval rights, of the PGA TOUR brand and/or logo throughout the United States in connection with the development, marketing and sale of prepaid golf experience ticket products. The Company is required to remit to the PGA TOUR certain minimum guaranteed license fees, which are recoupable against actual earned royalties, and non-refundable equity consideration. The Company is responsible for (i) development, marketing, distribution, fulfillment and sale of the Licensed Products, and (ii) manufacturing, distribution, operations, customer service and venue management. The agreement runs through July 31, 2011, unless otherwise terminated pursuant to the agreement. The Company recorded approximately $207,000 and $139,000 as a component of cost of revenues during the years ended September 30, 2007 and 2006, respectively, for compensation related to this agreement. Minimum amounts due under this agreement are as follows:

2008	$267,000
2009	367,000
2010	467,000
2011	458,000

$1,559,000

Investor Relation Firm Agreement

In consideration for certain investor relations and public relations services provided to the Company pursuant to a consulting agreement, during the year ended September 30, 2006 the Company issued to an investor relation firm 75,000 shares of Common Stock, which were valued at an aggregate of $150,000. In addition, the Company granted the investor relation firm stock options to purchase an additional 100,000 shares of our Common Stock, at an exercise price of $2.00 per share. At the date of issuance April 3, 2006, the fair value of the options of $181,177 was calculated using the Black-Scholes option pricing model. The options vested automatically upon their grant, and expire on November 1, 2011, unless otherwise terminated in accordance with the agreement. The Company subsequently agreed to pay additional consideration and issued an additional 75,000 shares of Common Stock, which were valued at an aggregate of $81,000 and were expensed during the nine months ended June 30, 2007. The Company also granted additional warrants to purchase an additional 100,000 shares of Common Stock, at an exercise price of $1.30 per share. The warrants were exercisable immediately upon their grant, and shall expire on April 17, 2012. At the date of issuance April 19, 2007, the fair value of the warrants was calculated using the Black-Scholes option pricing model. The fair value of the warrants was approximately $47,000 and were expensed during the year ended September 30, 2007.

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

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock, at an exercise price of $2.60 per share, subject to certain anti-dilution provisions. At the date of issuance, the fair value of the warrants of $2,800 was calculated using the Black-Scholes option pricing model. The warrants will expire on January 2012.

Settlement Agreement and Release

On February 13, 2007, in order to resolve a dispute, the Company entered into a Settlement Agreement and Release with certain investors. In consideration for a general release the investors provided to the Company, the Company issued 14,528 shares of Common Stock and agreed to issue an additional 9,528 shares of Common Stock. The aggregate value of the shares was approximately $26,000 and was recorded as expense in the year ended September 30, 2007.

Consulting Agreement

On April 2, 2007, in consideration for certain consulting services, the Company issued 25,000 shares of Common Stock to a Consultant, which were valued at an aggregate of approximately $22,500.

7.	WARRANTS

Warrants granted during the years ended September 30, 2007 and 2006 have been valued using the Black-Scholes option pricing model. The assumptions used were as follows.

	For the Years Ended September 30,
	2007	2006

Risk-free interest rates	4.23 — 4.82%	4.31 — 5.10%
Expected lives	5 years	2 — 5 years
Expected volatility	50%	50%
Dividend yield	0%	0%
Weighted-average fair value of grants	$0.31	$0.72

The following is a summary of warrants outstanding as of September 30, 2007.

Number	Issue Date	Issued in Connection with	Exercise Price	Expiration Date

1,896,554	January 2006	Financial Restructuring	$0.65	January 2011
234,246	January 2006	Financial Restructuring	$2.94	January 2011
4,203,846	January 2006	Preferred stock offering	$0.65	January 2011
175,000	July 2006	Preferred stock offering	$4.00	July 2011
360,579	November 2006	Preferred stock offering	$2.33	November 2011
106,177	November 2006	Preferred stock offering	$2.60	November 2011
77,253	January 2007	Preferred stock offering	$2.33	January 2012
27,692	January 2007	Preferred stock offering	$2.60	January 2012
10,000	January 2007	Professional Services	$2.60	January 2012
100,000	April 2007	Professional Services	$1.30	April 2012
549,233	September 2007	Preferred stock offering	$1.00	September 2012

7,740,580

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	INCOME TAXES

The Company’s effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) as set forth below:

	September 30,	September 30,
	2007	2006

Federal income tax benefit computed at the statutory rate	$(2,585,800)	$(3,280,329)
State income tax benefit, net of federal benefit	(476,800)	(578,882)
Restructuring charges	—	1,372,957
Registration penalty	549,000	—
Other	230,500	(37,244)
Change in valuation allowance	2,283,100	2,523,498

Income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred tax assets, deferred tax liabilities, and deferred tax asset valuation allowances at September 30, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Deferred revenue	$224,600	$79,477
Net operating loss carryforwards	9,620,200	7,454,318
Inventory reserve and accrued expenses	127,400	113,498
Non-cash interest and other expenses	1,033,400	988,586
Depreciation and amortization	51,600	138,211
Total deferred tax assets	11,057,200	8,774,090
Less — valuation allowance	(11,057,200)	(8,774,090)

Net deferred tax asset	$—	$—

For tax return purposes, the Company had approximately $24,000,000 federal and $23,500,000 state net operating loss carryforwards as of September 30, 2007, which expire in the years 2010 through 2027 and 2008 through 2012, respectively. Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the transactions described in Notes 1, 4 and 5 and subsequent equity transactions, it is likely that the Company has triggered significant limitations on the utilization of net operating loss carryforwards. In the event that the Company has had a change in ownership, as defined, the utilization of substantially all of the Company’s net operating loss carryforwards will be significantly restricted or eliminated. The Company is currently estimating the impact of such transactions on their net operating loss carryforwards.

The Company recorded a valuation allowance against deferred tax assets as it is more likely than not that they will not be realized.

9.	CAPITAL LEASE OBLIGATIONS

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

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

The leases are collateralized by certain hardware and software and are personally guaranteed by the President of the Company. As of September 30, 2007 and 2006, the amount of assets acquired under the lease totaled $75,389. Accumulated amortization related to these assets total $56,234 and $46,431 at September 30, 2007 and 2006, respectively. Amortization expense was $9,803 and $13,414 for the years ended September 30, 2007 and 2006, respectively. Amortization of assets held under capital leases is included in depreciation expense.

Future minimum lease payments for the years ending September 30, are as follows:

2008	$3,467

Net minimum lease payments under leases	3,467
Less — amount representing interest	114

Present value of net minimum lease payments	$3,353

10.	LEASE COMMITMENT

The Company leased office space from an unrelated party under an operating lease expiring on September 30, 2005. The Company entered into another operating lease for additional office space in September 2004 expiring on May 31, 2010. Total rent expense for these leases was approximately $129,000 and $129,000 for the years ended September 30, 2007 and 2006, respectively.

Future minimum lease payments for the years ending September 30, are as follows:

2008	$131,266
2009	131,266
2010	87,511

$350,043

11.	STOCK COMPENSATION AND OPTION PLAN

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

Under the Plan, the options generally vest ratably over periods ranging from 36 to 48 months (or automatically upon a change in control, as defined in the Plan). In February 2006, the Board of Directors approved (and shareholders subsequently ratified) an increase in the number of options that may be granted by the Company under the Plan from 126,000 to 750,000. During the year ended September 30, 2007, 35,000 options were granted to employees and directors. During the year ended September 30, 2006, 658,044 options were granted, 424,544 of which were to employees and directors.

On September 8, 2004, 14,450 options were granted to non-employees in exchange for services. These options were granted at an exercise price of $35.00 per share, have a 10 year term and vest over 3 years. In accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, the Company measured the fair value of the option grants using the Black Scholes option pricing model along with risk-free interest rates of 4.18% and 50% volatility. The fair value of the grants was initially calculated as $331,937. The Company remeasured the fair value of the unearned options and recorded approximately $400 and $22,300 as a reduction to non-cash operating expenses for the years ended September 30, 2007 and September 30, 2006, respectively.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Following is a summary of the activity for the Company’s stock options for the two years ended September 30, 2007 and 2006.

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of		Exercise	Contractual	Intrinsic
	Shares	Price Range	Price	Life	Value

Outstanding at September 30, 2005	76,770	$35.00 - $50.00	$38.83

Granted	658,044	$1.35 - $ 2.00	$1.98
Forfeited/Cancelled	(4,650)	$35.00 - $50.00	$39.52
Exercised	—	— - —	—

Outstanding at September 30, 2006	730,164	$1.35 - $50.00	$5.62

Granted	35,000	$1.10	$1.10
Forfeited/Cancelled	(21,650)	$2.00 - $50.00	$6.48
Exercised	—	— - —	—

Outstanding at September 30, 2007	743,514	$1.10 - $50.00	$5.38	8.3 years	$—

Exercisable at September 30, 2007	403,368	$2.00 - $50.00	$7.33	8.2 years	$—

The Company had 6,486 and 19,836 shares available for grant at September 30, 2007 and 2006, respectively.

The following table presents weighted-average price and life information regarding options outstanding and exercisable at September 30, 2007.

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise		Exercise
Prices	of Shares	(Years)	Price	Shares	Price

$1.10 - 1.35	53,519	9.0	$1.19	6,173	$1.35
$2.00	620,575	8.5	$2.00	338,080	$2.00
$35.00	37,090	6.9	$35.00	34,193	$35.00
$40.00	21,970	6.9	$40.00	17,152	$40.00
$50.00	10,360	6.2	$50.00	7,770	$50.00

	743,514	8.3	$5.38	403,368	$7.33

As of September 30, 2007, there was $531,075 of total unrecognized stock-based compensation related to non-vested share-based compensation awards granted under the stock option plan. This cost is expected to be recognized over a weighted-average period of 2.2 years.

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 30, 2007 and 2006, potentially dilutive shares, representing an aggregate of 21,102,165 and 4,746,151 shares of common stock, respectively, were excluded from the calculation of diluted loss per common share because of their anti-dilutive effect.

The following table is the computation of basic earnings per common share and diluted earnings per common share:

	Year Ended
	September 30,	September 30,
	2007	2006

Loss applicable to common shareholders	$(25,552,273)	$(10,959,311)

Weighted-average common shares and equivalents outstanding — basic and diluted	2,061,064	869,245

Basic and diluted net loss per common share	$(12.40)	$(12.61)

Number of shares underlying warrants excluded in calculation of diluted earnings per common share due to anti-dilutive effects	7,740,580	1,338,487

Number of shares underlying Series A convertible preferred excluded in calculation of diluted earnings per common share due to anti-dilutive effects	8,176,926	2,677,500

Number of shares underlying Series B convertible preferred excluded in calculation of diluted earnings per common share due to anti-dilutive effects	2,787,295	—

Number of shares underlying Series C convertible preferred excluded in calculation of diluted earnings per common share due to anti-dilutive effects	1,653,850	—

Number of shares underlying options excluded in calculation of diluted earnings per common share due to anti-dilutive effects	743,514	730,164

13.	RETIREMENT PLAN

The Company adopted a 401K plan in March 2006 covering substantially all employees. The plan allows participants to elect to defer up to 90% of their compensation to a maximum of the amount legally allowed. The Company matches 50% of participant deferrals, up to 3% of their salary. The employer’s contribution for the years ended September 30, 2007 and 2006 was $47,888 and $18,687, respectively.

14.	SUBSEQUENT EVENT

On October 22, 2007, the Company filed a Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock (the “Certificate”), designating a new series of preferred stock of the Company. Among others, the Certificate contains the following provisions: The stated value of each share of the Company’s Series B-1 Convertible Preferred Stock, par value $0.001 per share (“Series B-1 Preferred Stock”) is $0.65 (the “Stated Value”); Dividends on the Series B-1 Preferred Stock may be declared and paid

UTIX GROUP, INC.

Notes to Consolidated Financial Statements — (Continued)

from time to time as determined by the Board of Directors; Upon the liquidation, dissolution or winding up of the Company, the Series B-1 Preferred Stock is entitled to receive the Stated Value, plus any declared but unpaid dividends on the Series B-1 Preferred Stock, prior and in preference to all other equity securities of the Company ranking junior to the Series B-1 Preferred Stock as to such distributions, including the Common Stock; The Series B-1 Preferred Stock will vote on an as-converted basis with the Common Stock; The Series B-1 Preferred Stock contains full ratchet anti-dilution protection, which will decrease the conversion price of the Series B-1 Preferred Stock to the price per share paid for any additional issuances of Common Stock or securities convertible into Common Stock, subject to certain exceptions, if the sale price for the additional securities sold is less than the Series B-1 Preferred Stock conversion price in effect at such time; such a reduction will have the effect of increasing the number of shares of Common Stock into which the Series B-1 Preferred Stock is convertible; The Series B-1 Preferred Stock is convertible into Common Stock at any time, initially on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions in the Certificate; and Holders of a majority of the Series B-1 Preferred Stock have the right to vote on whether the Company (i) issues securities senior in preference to, or on parity with, the Series B-1 Preferred Stock, (ii) enters into certain corporate transactions, (iii) incurs debt in the excess of $500,000, (iv) amends, alters or repeals the Company’s certificate of incorporation or by-laws, or (v) pays any dividend.

On November 15, 2007, the Company and the group of accredited investors (the “Series C Investors”) party to the Series C Purchase Agreement between the Company and the Investors, entered into an agreement amending the Series C Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the Company and the Investors extended the time available for the Company to sell shares of its Series C Convertible Preferred Stock from October 15, 2007 until November 15, 2007. All other terms of the Purchase Agreement remained the same and in full force and effect. Also on November 15, 2007, the Company completed the second closing (the “Second Closing”) under the Purchase Agreement, as amended, selling 1,653,842 shares of Series C Preferred Stock for $0.65 per share, resulting in gross proceeds of $1,074,997.

Pursuant to the Series C Purchase Agreement, as amended, the Investors purchasing Series C Preferred Stock in the Second Closing also received Series C Warrants to purchase 496,153 shares of the Company’s Common Stock. The Warrants are immediately exercisable at an exercise price of $1.00 (the “Exercise Price”) and are exercisable at any time prior to September 24, 2012. In addition to customary adjustments of shares and Exercise Price in connection with stock splits, recapitalizations, dividends and the like, the Warrants contain a broad-based weighted-average anti-dilution provision which is triggered by sales of the Company’s Common Stock or other securities convertible into Common Stock for a price per share that is less than the Exercise Price in effect at such time. The Warrants also contain a cashless exercise provision, which allows the holder to exercise the Warrants and receive shares of Common Stock by canceling shares of Common Stock issuable under the Warrant in lieu of paying the Exercise Price in cash.

In addition, on November 15, 2007, the Investors in the Second Closing became parties to the Registration Rights Agreement, dated as of September 24, 2007.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 17, 2007, we engaged Carlin, Charron & Rosen, LLP (“Carlin”) as our independent registered public accounting firm for the fiscal year ending September 30, 2007 and the interim period prior to such year-end. Carlin replaced Vitale, Caturano & Company, Ltd., which resigned as our independent registered public accounting firm on July 30, 2007. The decision to retain Carlin was approved by the Company’s Board of Directors. During the Company’s two most recent fiscal years and all subsequent interim periods, the Company did not consult with Carlin regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Carlin provide advice to the Company, either written or oral, that was an important factor considered by the Company or its Board of Directors in reaching a decision as to any accounting, auditing or financial reporting issue. Further, during the two most recent fiscal years or subsequent interim periods, the Company has not consulted with Carlin on any matter that was the subject of a disagreement or a reportable event.

Other than the change in accounting firms discussed above, we had no changes of, or disagreements with, either Vitale or Carlin during the fiscal year ended September 30, 2007, or subsequent periods through the date hereof.

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the 1934 Act). Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective to provide reasonable assurance that our disclosure controls and procedures meet their objectives.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with our evaluation that occurred during the fourth quarter of our last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended September 30, 2007, which was not so reported.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the name, age and position of each of the members of our board of directors and executive officers as of January 1, 2008:

Name	Age	Position

Jonathan Adams	62	Co-Chairman of the Board of Directors
Steven Apesos	54	Executive Vice President/Managing Director
Charles A. Lieppe	63	Co-Chairman of the Board of Directors
Mark L. Pover	42	Chief Financial Officer and Secretary
Robert Powers	54	Director
Robert J. Corliss	55	President, Chief Executive Officer and Director
William M. Fenimore, Jr.	64	Director

* Anthony G. Roth, our former President and Chief Executive Officer, notified the Board of Directors on December 28, 2007 that effective immediately he was resigning from our Board of Directors, as more fully reported in our Current Report on Form 8-K filed with the SEC on January 4, 2008.

JONATHAN ADAMS has served as Chairman of the Board of Corporate Sports since its inception in 1986 and as Co-Chairman of the Board of Utix since November 2003. He is one of our Class I Directors, and will hold office until our 2009 Annual Meeting of Stockholders, and until his successor has been elected and qualified. Together with Anne Concannon, Mr. Adams co-founded, managed and operated Corporate Sports Incentives for fifteen years. During his career, Mr. Adams was President, Chief Executive Officer and Founder of International Micrographics Inc., a wholesale distributor of microfilm consumables founded in 1982, A&J Realty Trust, an owner and manager of real estate founded in 1988, and The Sharper Edge, a distributor of ski-sharpening equipment founded in 1990.

STEVEN APESOS has served as our Executive Vice President/Managing Director since December 13, 2006. Mr. Apesos rejoined Utix after one year as Vice President, Business Development at GE Money, the consumer and small business financial services unit of General Electric Corporation. Prior to taking his position at GE Money, Mr. Apesos was our Senior Vice President Sales & Business Development from April 2002 to December 2005. Prior to joining Utix, he was Senior Vice President of Cobrand Development for FirstUSA/BankOne, a banking and financial services company, from June 1996 to April 2002. From March 1990 to June 1996, Mr. Apesos worked for MasterCard International, a worldwide provider of credit card processing and services, and from September 1980 to March 1990, he worked for Manning, Selvage & Lee. Mr. Apesos earned his degree in Journalism from the West Virginia University in 1975.

CHARLES A. LIEPPE has served as Co-Chairman of the Board of Directors of Corporate Sports since October 2003 and Co-Chairman of the Board of Directors of Utix since November 2003. He is one of our Class II Directors, and will hold office until our 2008 Annual Meeting of Stockholders, and until his successor has been elected and qualified. From January 2002 to September 2003, he was a member of the Advisory Board of Corporate Sports. From August 1999 to August 2003, he was an independent business consultant in Gulfstream, FL. From June 1997 to June 1999, he was President and Chief Executive Officer of DBT Online, Inc. in Boca Raton, FL, a New York Stock Exchange traded online information company. From January 1996 to May 1997, he served as President and Chief Executive Officer of Nabisco International in New York, NY. From January 1991 to December 1995, he was Chief Executive Officer of Berol Corporation in Nashville, TN, a manufacturer of writing instruments, school supplies and art products. From June 1989 to December 1990, Mr. Lieppe was President and Chief Operating Officer of Westpoint Pepperell, a manufacturer of consumer and commercial bed and bath products. From 1968 to 1989, he was employed in various capacities leading to

Vice President, and General Manager of Procter & Gamble. Mr. Lieppe received his B.A. and MBA from Columbia University in 1966 and 1968, respectively.

MARK L. POVER joined Utix as its Chief Financial Officer on March 1, 2006. Prior to joining Utix, he served as the Chief Financial Officer of Turbine Entertainment Software Corporation, a Massachusetts-based publisher and developer of subscription-based online entertainment, since 1999. Prior thereto, Mr. Pover served as Chief Financial Officer of Eon Reality, a developer of interactive visual content management software that he co-founded; as Chief Financial Officer of Prosolvia, Inc., the U.S. division of Prosolvia AB, a publicly traded Swedish company; as General Manager of Deluxe Video Services, a division of publicly traded Rank Group, PLC; and as Chief Financial Officer of VIDCO International and Associates. From 1987 through 1993, Mr. Pover served as a professional accountant with the firms of Porvin, Tobes & Burnstein, P.C. and Kopmeyer & Hoag, P.C. He earned a Bachelor of Science degree in Administration from the University of Michigan and a Masters of Science degree in Management from Walsh College.

ROBERT POWERS has served as a Director of Corporate Sports since September 2003 and as a Director of Utix since November 2003. He is one of our Class III Directors, and will hold office until our 2008 Annual Meeting of Stockholders and until his successor is elected and qualified. Mr. Powers is CEO of Audit Value International. Audit Value, headquartered in Luxembourg, provides internal audit, risk assessment and management advisory services to public companies with global operations across a broad range of industry sectors. Audit Value is part of the Kinnevik/Stenbeck Group, a global network of public and private companies where Mr. Powers has been a member of the senior leadership team since joining in 1997 where he has held several CEO level positions across the Group. From 1982 to 1997, Mr. Powers was employed by Arthur D. Little, Inc. in Cambridge, MA, a management and technology consulting firm, where his most recent role was Vice President of Finance and Operations for their North American business. Prior to that he had a similar role in support of the firm’s European operations. Mr. Powers earned his B.S. from Babson College, Wellesley, MA in 1975 and his MBA from Suffolk University, Boston, MA in 1979.

ROBERT J. CORLISS has been a Director of ours since January 2005 and our acting President and Chief Executive Officer since October 29, 2007. He is one of our Class III Directors, and will hold office until our 2008 Annual Meeting of Stockholders, and until his successor is elected and qualified. Mr. Corliss is the President and CEO of The Athlete’s Foot, the world’s largest franchisor of athletic footwear. Mr. Corliss joined The Athlete’s Foot in 1998, following a career of over 25 years as an executive and entrepreneur in the retail industry. In 2003, Mr. Corliss, along with members of the senior management team, purchased The Athlete’s Foot from Group Rallye. Prior to joining The Athlete’s Foot, Mr. Corliss was the founder, president and CEO of Infinity Sports, Inc., a manufacturer, distributor and licensor of athletic products primarily under the brand Bike Athletic. Mr. Corliss was successful in broadening global distribution and virtually doubling the size of Bike Athletic over a three-year period. Earlier experience includes leading the successful turnaround and eventual sale of Herman’s Sporting Goods, Inc. as President and CEO. At the time, Herman’s generated approximately $700 million annual revenue and was the leading sporting goods retailer in the world. Mr. Corliss also served as principal and managing director of Senn-Delaney Management Consultants, the largest retail-consulting firm in the U.S. In his five years with the company, Mr. Corliss founded London-based Senn Delaney International. Mr. Corliss is active in the sporting goods industry and serves on the board of directors with The American Running Association and the Sporting Goods Manufacturers Association. Additionally, Mr. Corliss serves as a Director and Executive Committee member of the National Retail Federation and Chairman of the National Retail Federation Foundation. He also serves on the board of directors for The World Federation of the Sporting Goods Industry, is a member of the Professional Advisory Board for St. Jude Children’s Research Hospital, and is both an Advisor and Adjunct Professor for Emory University’s Goizueta Business School.

WILLIAM M. FENIMORE, JR. has been a Director of ours since July 2006. He is one of our Class II Directors, and will hold office until our 2008 Annual Meeting of Stockholders, and until his successor is elected and qualified. He has served as a Managing Partner of BridgeLink, LLC, in Philadelphia, PA, a Swiss based M&A, capital advising firm serving European and U.S. firms in capital raising activities, since October 2003. Prior to this Mr. Fenimore served as President of Fenimore and Associates, a Philadelphia based business consulting firm, from January 2000 to October 2003. He also served as Chief Executive Officer of

Integrion Financial Network, an Internet technology company, from October 1996 to December 1999. Before joining Integrion Financial Network, Mr. Fenimore served as Group Executive Vice President, Chief of Technology and Strategic Planning for Meridian Bancorp from September 1994 to April 1996. Before this, Mr. Fenimore served in various management positions with CoreStates Financial Corp. and its predecessor bank, Philadelphia National Bank, from 1965 through August of 1994. Mr. Fenimore earned a B.A. degree from Lenoir Rhyne College, NC, in 1965, and an M.B.A. from Drexel University in 1969.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contributions to the Company’s business.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons:

•	was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Changes to Procedures to Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which securityholders may recommend nominees to our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors and beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission, pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended September 30, 2007.

Audit Committee

On December 26, 2003, our Board of Directors established an Audit Committee, which consists of three or more directors, each of whom must be an independent director as defined in the charter of the Audit Committee. The Audit Committee consists of Robert Powers, as Chairman of the Committee, Charles Lieppe and William Fenimore, each of whom meets the definition of “financial expert” as that term is defined by the Securities and Exchange Commission and as required by the Sarbanes-Oxley Act of 2002.

Code of Ethics

The board of directors has adopted the Code of Ethics, annexed hereto as Exhibit 14.1 to this Form 10-KSB, that applies to our principal executive officer and our principal financial and accounting officer and all our employees and officers. A copy of our code of ethics may be obtained free of charge by writing to Mark Pover, our Chief Financial Officer, at the following address: Utix Group, Inc., 7 New England Executive Park, Suite 610 Burlington, MA.

Item 10.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

On December 26, 2003, the Board of Directors established a Compensation Committee, which consists of three or more directors, each of whom must be an independent director, as defined in the charter for the Compensation Committee, and a “Non-Employee Director” as defined by Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Compensation Committee consists of Charles Lieppe, as Chairman of the Committee, William Fenimore and Robert Powers. Members of the Committee are appointed by the Board of Directors and, unless otherwise directed by the Board of Directors, serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Committee will hold at least two meetings per year or more frequently as circumstances dictate.

The purpose of the Compensation Committee is to: (1) assist the Board of Directors in discharging its responsibilities relating to the compensation of our executive officers; (2) to establish and put into practice competitive compensation programs to attract, retain and motivate qualified senior executives and to align those executives’ financial interests with the interests of our stockholders; and (3) to produce the annual report on executive compensation for inclusion in our annual proxy statement. The Compensation Committee has the authority to:

•	establish (1) the compensation (including salaries, bonuses and every other type of compensation that is not made available on a similar basis to our employees in general) of our Chief Executive Officer, (2) compensation policies applicable to the our executive officers and (3) the bases for the compensation of our Chief Executive Officer, including the facts and criteria on which it is based;

•	exercise all rights, authority and functions of the Board of Directors under our 2003 Stock Option Plan (the “2003 Plan”), which was adopted by the Board in November 2003, including, without limitation, the authority to interpret the terms thereof, to grant options thereunder and to make other stock awards thereunder; provided that the Compensation Committee shall not be authorized to amend the 2003 Plan; and provided further, however, that the Board of Directors shall retain the right to exercise any such rights, authority and functions;

•	serve as the Administrator of the 2003 Plan, as that term is defined in the 2003 Plan;

•	recommend to the Board of Directors compensation arrangements for our non-employee directors and to establish such arrangements; and

•	perform such other duties as the Board of Directors may from time to time direct.

The Compensation Committee evaluates, both subjectively and objectively, our company’s financial performance, competitive position, future potential, and the individual and group performance of the members of senior management. In such evaluation, the Compensation Committee reviews data prepared by our company and employs the business experience of the individual members of the Compensation Committee.

Compensation Objectives

Our executive compensation program is designed to attract, retain, motivate and reward talented individuals who will execute our business plan so that we can succeed in the competitive business environment in which our company operates.

Elements of Executive Compensation

Our company’s executive compensation program consists of the following elements:

•	signing bonus;

•	base salary;

•	annual cash bonus award;

•	equity compensation; and

•	post-termination compensation.

Our company does not provide its executives with perquisites and does not have any deferred compensation programs or retirement programs other than our 401(k) plan, which is generally available to all employees. We enroll all our salaried employees in our health, dental and life and disability insurance programs.

Each of these elements of executive compensation is addressed separately below.

Signing Bonus

In the course of identifying and recruiting superior candidates for executive positions, we have occasionally offered signing bonuses to potential new hires. The decision to offer a signing bonus and the amount of such a bonus is made by our Compensation Committee in conjunction with our management team. When determining whether to offer a signing bonus to a candidate, the Compensation Committee considers such factors as the background of the candidate, the position for which the candidate is being hired and the competitive landscape for hiring the candidate. In conjunction with the signing of their employment agreements, we granted Mr. Apesos a $20,000 signing bonus and Mr. Roth a $25,000 signing bonus.

Base Salary

Base salary is provided in order to retain executives, consistent with our company’s achievement of its financial and strategic goals. Officers and other key employees are compensated within salary ranges that are generally based on similar positions in companies of comparable size and complexity to that of our company, based on information gathered by members of our Compensation Committee and our human resources staff. The annual compensation for each officer is based on our company and individual performance as well as achievement of our company and individual goals including, but not limited to, growth of our company’s market capitalization and completion of strategic initiatives as determined by the Board. The Compensation Committee also takes into account prevailing general economic conditions, marketplace trends, and other factors deemed important by them and the Board, including the fact that our company does not offer a defined benefit retirement or other similar plans and perquisites to its senior management employees.

The base salaries for Messrs. Roth, Pover and Apesos are set forth in their employments agreements described below. The base salaries of other senior management are established upon the commencement of their employment with the Company and are adjusted annually by the Compensation Committee. All base salaries paid to executive officers were fully deductible in the fiscal year ending September 30, 2007.

Annual Bonus

We pay discretionary bonuses that are recommended by the Committee and approved by the Board. Target cash bonus compensation of 30% of Messrs. Apesos and Pover’s base salaries are specified in their respective employment agreements. Under Mr. Roth’s employment agreement, Mr. Roth’s cash bonus compensation may not exceed 75% of his base salary. The Compensation Committee historically has recommended to the Board that the level of bonuses to be awarded to senior management be based, in the case of the chief executive officer, primarily upon the financial and strategic performance of our company, and for other executives primarily on the performance of the operating units for which they are directly responsible. Mr. Pover’s employment agreement delineates the performance metrics for which he will be evaluated, which include budget variance and general operating performance, cost savings measures implemented, profit and loss performance versus planned performance, public company filings for accuracy and timeliness, execution of mergers and or/acquisitions as directed by the Board.

For fiscal 2007, the Committee took into consideration, for those employees who will be playing critical roles in the Company going forward, several factors, including individual performance, Company performance, achievement of strategic goals and other facets of individual and Company achievements. Accordingly, in 2007, we made annual bonus payments of $233,000. All bonus payments were fully deductible in 2007. Bonuses for 2006 and 2007 paid to the named executive officers are reported in the “Bonus” column of the Summary Compensation Table.

For fiscal 2008, the Compensation Committee recommended and the Board approved cash bonus payments for senior management based on performance and certain other strategic and financial goals. The total amount of the cash bonus pool awarded to Messrs. Roth, Pover and Apesos was $189,000. The Committee will consider for fiscal 2009 similar bonus programs based upon the achievement by our company and its operating units of continued improvement of our company’s market capitalization and certain other strategic and financial goals.

Equity Compensation

Historically, stock options were our company’s primary method for providing long-term incentive compensation to its senior management. The size of the awards has historically been based on guidelines that take growth in market capitalization, individual performance, salary level and tenure into account. The Committee believes that employee ownership of our stock effectively motivates the building of stockholder wealth. We have also used stock options because we believe that equity compensation in this form aligns the interests of stockholders with senior management to ensure the Company’s long-term success as reflected in increases to the Company’s market capitalization. Recently, we have not had sufficient shares available under our 2003 stock option plan to issue new grants.

Accordingly, as of the time each named executive joined our company, each named executive officer, except Mr. Apesos, received a stock option grant. As a term of his employment agreement, we have committed to issue a stock option grant of 30,000 shares of our common stock to Mr. Apesos. Since his hire, we have not had enough shares available under our stock option plan to issue the stock option grant to Mr. Apesos. The stock option grants reflected the level of responsibility each executive assumed and was issued at a strike price determined by the fair market value of our common stock on the date of grant. The details of these stock option grants are set forth immediately below and further details regarding the terms of outstanding stock options held by our named executive officers are set forth in the “Outstanding Equity Awards at 2007 Fiscal Year End” table. None of the named executives received restricted stock grants in 2007. In fiscal years 2006 and 2007, our Board committee to grant to Mr. Roth options to purchase 349,773 shares of our common stock and to grant to Mr. Pover options to purchase 139,649 shares of our common stock at the fair market value at the date of grant when shares become available for grant.

	Option Awards
	Date Executive
Name	Joined Company	Stock Options Granted	Exercise Price

Anthony Roth*	January 2,2002	10,000	$50.00
		7,850	$35.00
		6,500	$40.00
		150,000	$2.00
Mark Pover	March 1, 2006	70,000	$2.00
Steven Apesos	December 13, 2006	—	—

* On December 28, 2007, Mr. Roth, our former President and Chief Executive Officer, notified the Board of Directors that he was resigning from the Board of Directors effective immediately.

Fringe Benefits

We provide our executive officers the same benefits as those provided to all our other salaried employees, such as health and dental insurance, life insurance, short- and long-term disability, and opportunities to participate in our 401(k) plan with company match.

Post-Termination Compensation

Messrs. Roth, Pover and Apesos are all entitled to receive post-termination compensation under their employment arrangements with the Company. These benefits were established under the terms of their employment agreements entered into by the Company during the 2003, 2006, and 2007 fiscal years, respectively. The terms of all these arrangements remain in effect generally unless any of the executive employees is terminated by the Company with cause, upon their death or disability, or for poor performance, or any of the executive employees resign voluntarily from the company. The amount of benefits that each executive would potentially earn under these contracts upon a covered termination of employment and a change in control is described and quantified below under “Potential Payments upon Termination of Employment or Change in Control.”

Stock Option Granting Practices

The Committee’s practice when granting stock options had been to use the closing price of the Company’s common stock on the day of the grant. As a matter of formal written policy, the Company has not and does not time the grant of stock options around the disclosure of non-public information or back date stock options. During fiscal year 2007, the Company did not grant any stock options to executives.

Deduction Limit for Executive Compensation

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a public company of compensation in excess of one million dollars paid to any of its five (5) most highly compensated executive officers. Outstanding stock options granted under our 2003 Stock Option Plan will not be subject to the limitation under applicable regulations. Our Compensation Committee intends to use its best efforts to structure future compensation so that executive compensation paid by it is fully deductible in accordance with Section 162(m) of the Code. Our Compensation Committee may, however, in a particular case, approve compensation that may not be deductible under Section 162(m).

Summary Compensation Table

The following table sets forth the information required by Securities and Exchange Commission Regulation S-B Item 402 as to the compensation paid or accrued by us for the years ended September 30, 2007 and September 30, 2006 for services rendered in all capacities, by all persons who served as our Chief Executive Officer or Chief Financial Officer and the other most highly compensated executive officer during the fiscal year ended September 30, 2007 (the “named executive officers”).

Summary Compensation Table for Fiscal Year 2007

							Change in Pension
							Value and
							Nonqualified
					Option	Non-Equity	Deferred	All Other
Name and				Stock	Awards	Incentive Plan	Compensation	Compensation
Principal Position	Year(1)	Salary ($)	Bonus ($)	Awards	($)(2)	Compensation	Earnings	($)(3)	Total ($)

Anthony Roth,*	2007	220,000	66,000	—	133,721	—	—	9,859	427,768
Executive Officer	2006	199,231	149,000	150,000	—	—	—	5,359	351,785
President and Chief
Robert Corliss,+	2007	—	—	—	—	—	—	—	—
President and Chief Executive Officer	2006	—	—	—	—	—	—	—	—
Mark Pover,	2007	207,231	63,000	—	29,641	—	—	11,112	309,299
Chief Financial Officer	2006	109,292	103,000	70,000	—	—	—	3,795	214,969
Steven Apesos,	2007	156,154	80,000	—	—	—	—	4,215	239,423
Executive Vice President/Managing Director	2006	12,019	—	—	—	—	—	—	12,019

*	Mr. Roth resigned as our President and Chief Executive Officer, effective November 5, 2007, and resigned as a Director effective December 28, 2007.

+	Mr. Corliss became our President and Chief Executive Officer, effective November 5, 2007.

(1)	Our fiscal year ends on September 30.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the named executive officers, in 2007 as well as prior years, in accordance with SFAS 123R. Portions of awards granted over several years are included. We did not grant awards to named executive officers in fiscal 2007. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 2 to Consolidated Financial Statements incorporated by reference in this Form 10-KSB. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the named executive officers will actually realize from the awards. Whether and to what extent, a named executive officer realizes value will depend on stock price fluctuations and the named executive officer’s continued employment. Additional information on all outstanding awards is reflected in the Outstanding Equity Awards at 2007 Fiscal Year-End table.

(3)	The amounts set forth in the All Other Compensation column for the named executive officers consist of Company contributions to the Utix Group 401(k) Plan.

The compensation represented by the amounts for fiscal years 2006 and 2007 set forth in the All Other Compensation column for the named executive officers are detailed in the following table.

				Company
		Qualified	Group	Contributions to
		Savings	Term Life	Retirement
Name	Year	Plan	Insurance	Benefit Plan	Other

Anthony Roth	2007	—	$1,812	8,047	—
	2006	—	$1,805	3,554	—
Robert Corliss	2007	—	—	—	—
	2006	—	—	—	—
Mark Pover	2007	—	$1,685	9,427	—
	2006	—	1,118	2,677	—
Steven Apesos	2007	—	946	3,269	—
	2006	—	—	—	—

Executive Employment Agreements

Messrs. Pover and Apesos have each and Mr. Roth had entered into employment agreements with us that provide the following:

Date of Agreement	• Mr. Roth entered into his agreement with the company as of September 18, 2003.
• Mr. Pover entered into his agreement with the company as of January 23, 2006. Mr. Pover’s agreement was amended as of November 14, 2006.
• Mr. Apesos’s entered into his agreement with the company as of December 13, 2006.
Positions	• Mr. Roth served as our President and Chief Executive Officer until November 5, 2007, and also serves as a director of the Company.
• Mr. Pover serves as our Chief Financial Officer.
• Mr. Apesos serves as our Executive Vice President/Managing Director
Salary and Bonus
•   Mr. Roth’s agreement provided for a base salary of $150,000 and a potential annual bonus not to exceed 75% of Mr. Roth’s then-base salary. Under Mr. Roth’s agreement, his salary was to be reviewed annually by the Board. In fiscal year 2007, Mr. Roth’s annual salary was $220,000.

•   Mr. Pover’s agreement provided for a base salary of $192,000, which amount is to be reviewed periodically by Board. Mr. Pover’s agreement also provided for a potential annual cash bonus targeted at 30% of his then-annual base salary. Additionally, Mr. Pover’s agreement provided for a one-time “fast start” of $8,000 if Mr. Pover achieved certain objectives awarded at the discretion of our company’s Chief Executive Officer. In fiscal year 2007, Mr. Pover’s annual salary was $210,000.

•   Mr. Apesos agreement provided for a base salary of $200,000, which amount shall be reviewed annually by the Compensation Committee. Mr. Apesos’s agreement also provided for a potential annual cash bonus targeted at 30% of his then-annual base salary.

Term	• The term of Mr. Roth’s agreement commenced on September 18, 2003 and end four years thereafter.

•   Mr. Pover’s agreement and Mr. Apesos’s agreement commenced on March 1, 2006 and December 13, 2006, respectively. Each executive’s agreement was for an initial period of one year and automatically renewed for an additional one year period unless either party provides written notice of its desire to terminate the agreement six months prior to the end of a term.

Termination	A review of the termination provisions of each executive is provided in the section entitled “Termination of Employment and Change of Control Arrangement.”
Benefits	Each executive is entitled to receive all benefits generally made available to the employees of our company.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards
	Number of		Equity Incentive
	Securities	Number of	Plan Awards:
	Underlying	Securities	Number
	Unexercised	Underlying	of Securities
	Options	Unexercised Options	Underlying
	(in #’s)	(in #’s)	Unexercised	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date

Anthony Roth	7,500	2,500	—	50.00	December 28, 2013
	5,888	1,962	—	35.00	September 6, 2014
	3,250	3,350	—	40.00	April 6, 2015
	37,500	112,500	—	2.00	February 24, 2016
Mark Pover	11,650	34,950	—	2.00	March 19, 2016
	5,850	17,550	—	2.00	March 31, 2016
Steven Apesos	—	—	—	—	—

None of Messrs. Roth, Pover or Apesos exercised any options during fiscal year 2007.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Under the terms of their respective employment agreements with our Company, our Company could have terminated Mr. Roth, and may terminate each of Messrs. Pover and Apesos, for cause, upon the employee’s death or disability, or for poor performance. Further, Mr. Roth could have, and each of Messrs. Pover and Apesos may, terminate their employment voluntarily or for good reason. The table below reviews the Company’s payment obligation to each executive based on the type of termination. The table below excludes any base salary owed to the executive as payment for services rendered prior to termination.

	Company Terminates Employee			Employee Terminates Employment
Following Executive’s
Executive	For Cause	Death or Disability	For Poor Performance	For Good Reason(1)	Voluntary Resignation

Anthony Roth	• Earned but unpaid base salary • Pro rated bonus • All unvested stock options are canceled	• An amount equal to annual base salary for six months • Benefits for six months	• Base salary / bonus — An amount equal to annual base salary for twelve months, payment of accrued but unpaid bonuses, benefits for a period of twelve months and
			• Provided 180 days to exercise any vested stock options, warrants or other equity arrangements	• An amount equal to one year annual base salary • One year annual bonus, • Benefits for a one year • All remaining unvested stock options, warrants and other equity arrangements vest automatically	• Pro rated bonus • Unvested stock options cancelled • Provided 180 days to exercise any vested stock options, warrants or other equity arrangements

	Company Terminates Employee			Employee Terminates Employment
Following Executive’s
Executive	For Cause	Death or Disability	For Poor Performance	For Good Reason(1)	Voluntary Resignation

Mark Pover	• Earned but unpaid base salary • Pro rated bonus • All unvested stock options are canceled	• An amount equal to annual base salary for twelve months
•   Pro rated bonus (computed at a rate of 110% of the previous years bonus or an amount as negotiated between the parties)
• Benefits for twelve months	• An amount equal to base salary for a period of twelve months
•   Pro rated bonus (computed at a rate of 110% of the previous years bonus or an amount as negotiated between the parties)
•   Benefits for twelve months
•   Retains all vested stock
options, warrants, and restricted stock and other equity arrangements and 50% of any unvested equity awards vest immediately	• An amount equal to base salary for twelve months
•   Prorated bonus (computed at a rate of 150% of the previous years bonus or an amount as negotiated between the parties)
•   Benefits for twelve months
				• All remaining unvested stock options, warrants and other equity arrangements shall vested automatically	• Pro rated bonus • Unvested stock options cancelled • Provided 90 days to exercise any vested stock options, warrants or other equity arrangements

	Company Terminates Employee			Employee Terminates Employment
Following Executive’s
Executive	For Cause	Death or Disability	For Poor Performance	For Good Reason(1)	Voluntary Resignation

Steven Apesos	• Earned but unpaid base salary • Pro rated bonus • All unvested stock options are canceled	• An amount equal to annual base salary for nine months • Pro rated bonus (or an amount as negotiated between the parties) • Benefits for nine months	• An amount equal to base salary for nine months
•   Benefits for nine months
•   Retains all vested stock
options, warrants, and restricted stock and other equity arrangements and 50% of any unvested equity awards vest immediately	• An amount equal to base salary for nine months
•   Prorated bonus (computed at a rate of 100% of the previous years bonus or an amount as negotiated between the parties)
•   Benefits for nine months
				• All remaining unvested stock options, warrants and other equity arrangements shall vested automatically	• Unvested stock options cancelled • Provided 90 days to exercise any vested stock options, warrants or other equity arrangements

(1)	Mr. Roth could have terminated his employment agreement for good reason if he was not appointed, slated, elected, or retained as voting member of the our board, or the scope of his authority, duty or responsibilities were materially reduced. Each of Messrs. Pover and Apesos may terminate his agreement for good reason if the scope of his authority, duty or responsibilities are materially reduced, or if we relocate our offices to a location that increases his commute by 20 miles or more.

The amounts (in addition to those shown in the Summary Compensation Table) that would have been payable to Anthony Roth and Mark Pover under the agreements described above if a termination and change of control had occurred on September 30, 2007 are described in the table below.

	Anthony Roth(1)	Mark Pover(2)	Steven Apesos(3)

Base Salary	$440,000	$367,500	$200,000
Bonus	$330,000	$220,500	$120,000
Health and other benefits	$28,800	$25,200	$14,400
Acceleration of options	100%	100%	100%

(1)	Under his employment agreement, Mr. Roth would have been entitled to two years of his salary, bonus and benefit, and any unvested stock options, warrants, restricted stock and any other equity arrangements would have vested automatically.

(2)	Under his employment agreement, Mr. Pover would have been entitled to (i) his base salary for twenty-one months, (ii) a bonus equal to 150% of his previous years bonus or an amount as negotiated between the parties (so long as such amount is not less than 60% of such executive’s base salary), (iii) benefits for a period of twenty-one months, and (iv) the automatic vesting of all unvested stock options, warrants, restricted stock and any other equity arrangements.

(3)	Under his employment agreement, Mr. Apesos would have been entitled to (i) his base salary for twelve months, (ii) a bonus equal to 150% of his previous years bonus or an amount as negotiated between the parties (so long as such amount is not less than 60% of such executive’s base salary), (iii) benefits for a period of twelve months, and (iv) the automatic vesting of all unvested stock options, warrants, restricted stock and any other equity arrangements.

DIRECTOR COMPENSATION IN FISCAL YEAR 2007

Directors are reimbursed for expenses actually incurred in connection with each meeting of the board or any committee thereof attended. In addition, each non-employee director is entitled to a grant under our 2003 stock option plan of options to purchase shares, vesting in equal amounts over three years, for so long as he or she serves as a director. Director grants are calculated annually based upon the directors level of service and committee participation. Because there were not sufficient shares available under our 2003 stock option plan, the Company did not make any grants to the directors during the fiscal year.

Jonathan Adams receives an annual salary of $12,000 to serve as our Co-Chairman of the Board of Directors.

Director Compensation for Fiscal Year 2007

				Non-Equity
		Stock	Option	Incentive Plan	All Other
Name	Fees	Awards	Awards ($)(1)	Compensation	Compensation ($)	Total ($)

Jonathan Adams	$12,000	—	$20,257	—	—	$12,000
Charles A. Lieppe	—	—	$83,570	—	—	—
Anthony G. Roth	—	—	$133,721	—	—	—
Robert Powers	—	—	$27,760	—	—	—
William M. Fenimore, Jr.	—	—	$24,238	—	—	—

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to directors, in 2007 as well as prior years, in accordance with SFAS 123R. Portions of awards granted over several years are included. We did not grant awards to directors in fiscal 2007. For additional information on the valuation assumptions used by the Company in calculating these amounts refer to Note 11 to Consolidated Financial Statements incorporated by reference in this Form 10-KSB. The amounts reported in the Summary Compensation Table for these awards may not represent the amounts the directors will actually realize from the awards. Whether and to what extent, a director realizes value will depend on stock price fluctuations and the director’s continued service on the Board.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following discloses, as of December 1, 2007, information concerning the ownership of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock by:

•	each person who is known by us to own beneficially 5% or more of our common stock, or more than 5% of our preferred stock,

•	each of our directors,

•	each named executive officer, as defined under Securities and Exchange Commission rules, and

•	all officers and directors as a group.

A person is considered a beneficial owner of any securities that the person owns or has the right to acquire beneficial ownership of within sixty (60) days. Beneficial ownership also includes shares indirectly held or shares over which a person has the right, by contract, understanding or other arrangement, to exercise voting or dispositive powers. As of December 1, 2007, there were an aggregate of (i) 1,888,329 shares of common stock outstanding, (ii) 1,063 shares of Series A Preferred Stock outstanding, (iii) 2,615,769 shares of Series B Preferred Stock outstanding and (iv) 3,307,692 shares of Series C Preferred Stock outstanding. The 1,888,329 shares of our issued and outstanding common stock do not include 384,369 shares being held in escrow, subject to certain beneficial ownership limitations.

Except as otherwise required by law, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have the right to vote with our common stock as a single class on any matter on which the holders of common stock are entitled to vote (including the election of directors). Each share of Series A Preferred Stock, Series B preferred stock and Series C Preferred Stock is entitled to one vote for each share of common stock that would be issuable upon conversion of that share on the record date. As of December 1, 2007, each share of Series A Preferred Stock was entitled to 7,692 votes (or 8,176,923 votes in the aggregate for all outstanding shares of Series A Preferred Stock), each share of Series B Preferred Stock was entitled to approximately one vote (or 2,956,957 votes in the aggregate for all outstanding shares of Series B preferred stock) and each share of Series C Preferred Stock was entitled to one vote (or 3,307,692 votes in the aggregate for all outstanding shares of Series C Preferred Stock).

Except as otherwise indicated, we believe that the persons identified in the table have sole voting and dispositive power with respect to their shares. Unless otherwise indicated, the address for each beneficial owner is c/o Utix Group, Inc., 7 New England Executive Park, Suite 610, Burlington, MA 01803.

			Series A Preferred		Series B Preferred		Series C Preferred
	Common Stock		Stock Beneficially		Stock Beneficially		Stock Beneficially
	Beneficially Owned(1)		Owned(1)		Owned(1)		Owned(1)
	Number	%	Number	%	Number	%	Number	%

5% Stockholders:
Austin W. Marxe and David M Greenhouse(2)	11,736,984	86.1%	800	75.3%	384,616	14.7%	1,538,462	46.5%
527 Madison Avenue, Suite 2600 New York, NY 10022
MicroCapital Funds(3)	2,616,150	58.0%	—	—	1,000,000	38.2%	1,000,000	30.2%
623 Fifth Avenue, Suite 2502 New York, NY 10022
Longview Fund, LP(4)	2,076,924	52.4%	180	16.9%	—	—	—	—
600 Montgomery Street, 44th Floor San Francisco, CA 94111
Crescent International LTD(5)	1,006,210	34.7%	—	—	384,615	14.7%	384,615	11.6%
c/o Cantara (Switzerland) SA 84 Av. Louis-Casai CH 1216 Cointrin, Switzerland
Little Wing L.P.(6)	705,537	27.2%	34	3.2%	—	—	—	—
c/o Quilcap Corp. 145 East 57th St., 11th Floor New York, NY 10022
DFS Services, LLC(7)	750,000	28.4%	—	—	—	—	384,615	11.6%
2500 Lake Cook Road Riverwoods, IL 60015
Dolphin Offshore Partners, LP(8)	607,454	24.3%	—	—	461,538	17.6%	—	—
129 East 17th Street New York, NY 10003
Crown Investment Partners, LP(9)	506,717	21.1%	—	—	385,000	14.7%	—	—
P.O. Box 410797 St. Louis, MO 63141
Summitt Trading Limited(10)	350,000	15.6%	—	—	—	—	—	—
Charlott House Charlotte Street, Nassau, Bahamas
SGC Capital Management, LLC(11)	384,616	16.9%	30	2.8%	—	—	—	—
19495 Bioscayne Blvd., Suite 608 Aventura, FL 33180

			Series A Preferred		Series B Preferred		Series C Preferred
	Common Stock		Stock Beneficially		Stock Beneficially		Stock Beneficially
	Beneficially Owned(1)		Owned(1)		Owned(1)		Owned(1)
	Number	%	Number	%	Number	%	Number	%

5% Stockholders:
John Winfield and The InterGroup Corporation (12)	175,864	8.5%	—	—	—	—	—	—
820 Moraga Drive Los Angeles, CA 90049
Axiom Capital Management(13)	189,254	9.1%	—	—	—	—	—	—
780 Third Avenue, 43rd Floor New York, NY 10017
Merriman, Curhan, Ford & Co.(14)	175,000	8.5%	—	—	—	—	—	—
600 California St., 9th Floor San Francisco, CA 94108
Rubin Family Irrevocable Stock	163,304	8.0%	—	—	—	—	—	—
Trust(15) 25 Highland Blvd. Dix Hills, NY 11746
Charles Warshaw Family Limited	149,858	7.4%	—	—	—	—	—	—
Partnership (16) 9 Phaeton Drive Melville, NY 11747
PGA TOUR, Inc.(17)	130,957	6.5%	—	—	—	—	—	—
112PGA TOUR Boulevard Ponte Vedra Beach, FL 32082
Gary Palmer(18)	41,129	7.0%	10	0.9%	—	—	—	—
1601 Sawgrass Corp. Pkwy, Suite 300 Sunrise, FL 33323
Tradewinds Fund, LTD.(19)	130,081	6.4%	6	0.6%	—	—	—	—
c/o Quilcap Corp. 145 East 57th St., 11th Floor New York, NY 10022
David Friend(20)	114,662	5.7%	—	—	—	—	—	—
267 Clarendon St. Boston, MA 02116
Mort Goulder(21)	113,204	5.7%	—	—	—	—	—	—
97 Ridge Road Hollis, NH 03049

			Series A Preferred		Series B Preferred		Series C Preferred
	Common Stock		Stock Beneficially		Stock Beneficially		Stock Beneficially
	Beneficially Owned(1)		Owned(1)		Owned(1)		Owned(1)
	Number	%	Number	%	Number	%	Number	%

Named Executive Officers and Directors:
Charles Lieppe(22)	108,686	5.4%	—	—	—	—	—	—
Co-Chairman of the Board of Directors
Jonathan Adams(23)	55,233	2.8%	—	—	—	—	—	—
Co-Chairman of the Board of Directors
Anthony G. Roth(24)	68,657	3.5%	—	—	—	—	—	—
Director
William F. Fenimore, Jr.(25)	16,239	0.9%	—	—	—	—	—	—
Director
Robert Powers(26)	13,896	0.7%	—	—	—	—	—	—
Director
Robert Corliss(27)	11,354	0.6%	—	—	—	—	—	—
President, Chief Executive Officer and Director
Mark L. Pover(28)	17,500	0.9%	—	—	—	—	—	—
Chief Financial Officer and Secretary
Steven Apesos(29)	39,746	2.1%	—	—	—	—	—	—
Executive Vice President
All Executive Officers and	331,311	14.9%	—	—	—	—	—	—
Directors as a Group (8 persons)

(1)	Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Exchange Act, and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within sixty (60) days pursuant to the exercise of options or warrants, or the conversion of preferred stock are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of Utix common stock shown as beneficially owned by him.

(2)	Consists of: (i) 3,076,924 shares of common stock issuable upon conversion of 400 shares of Series A preferred stock held by Special Situations Private Equity Fund, L.P., (ii) 217,392 shares of common stock issuable upon conversion of 192,308 shares of Series B preferred stock held by Special Situations Private Equity Fund, L.P., (iii) 769,226 shares of common stock issuable upon conversion of 769,226 shares of Series C preferred stock held by Special Situations Private Equity Fund, L.P. (iv) 1,804,944 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Private Equity Fund, L.P., (v) 2,246,154 shares of common stock issuable upon conversion of 292 shares of Series A preferred stock held by Special Situations Fund III, QP, L.P., (v) 158,696 shares of common stock issuable upon conversion of 140,385 shares of Series B preferred stock held by Special Situations Fund III, QP, L.P., (vi) 702,214 shares of common stock issuable upon conversion of 702,214 shares of Series C preferred stock held by Special Situations Fund III, QP, L.P., (vii) 1,317,609 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Fund, QP, L.P., (viii) 646,154 shares of common stock issuable upon conversion of 84 shares of Series A preferred stock held by Special Situations Cayman Fund, L.P., (ix) 45,653 shares of common stock issuable upon conversion of 40,385 shares of Series B preferred stock held by Special Situations Cayman Fund L.P., (x) 161,539 shares of common stock issuable upon conversion of 161,539 shares of Series C preferred stock held by Special Situations Cayman Fund L.P., (xi) 379,038 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Cayman Fund, L.P., (xii) 184,616 shares of common stock issuable upon conversion of 24 shares of Series A preferred stock held by Special Situations Private Fund III, L.P., (xiii) 13,043 shares of common stock issuable upon conversion of 11,538 shares of Series B preferred stock held by Special Situations Fund III, L.P., (xiiii) 46,160 shares of common stock issuable upon conversion of 46,160 shares of Series C preferred stock held by Special Situations Fund III, L.P.and (xv) 108,299 shares of common stock issuable upon exercise of currently exercisable warrants held by Special Situations Fund III, L.P.. Austin W. Marxe and David M. Greenhouse are the general partners of each of Special Situations Private Equity Fund, L.P., Special Situations Fund III, QP, L.P, Special Situations Cayman Fund, L.P., and Special Situations Private Fund III, L.P. (collectively, the “Funds”), and have voting and investment power over the shares owned by the Funds. Mr. Marxe and Mr. Greenhouse disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(3)	Consists of: (i) 847,826 shares of common stock issuable upon conversion of 750,000 shares of Series B preferred stock held by MicroCapital Fund LP, (ii) 750,000 shares of common stock issuable upon conversion of 750,000 shares of Series C preferred stock held by MicroCapital Fund LP, (iii) 364,286 shares of common stock issuable upon exercise of currently exercisable warrants held by MicroCapital Fund LP, (iv) 282,609 shares of common stock issuable upon conversion of 250,000 shares of Series B preferred stock held by MicroCapital Fund Ltd, (v) 250,000 shares of common stock issuable upon conversion of 250,000 shares of Series C preferred stock held by MicroCapital Fund Ltd and (vi) 121,429 shares of common stock issuable upon exercise of currently exercisable warrants held by MicroCapital Fund Ltd.. MicroCapital LLC is the general partner of MicroCapital Fund LP and MicroCapital Fund Ltd. and has sole voting and investment power over the shares owned by MicroCapital Fund LP and MicroCapital Fund Ltd. Ian P. Ellis is the Managing Member of MicroCaptial LLC. Mr. Ellis and MicroCapital LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(4)	Consists of: (i) 1,384,616 shares of common stock issuable upon conversion of 180 shares of Series A preferred stock held by Longview Fund LP and, (ii) 692,308 shares of common stock issuable upon exercise of currently exercisable warrants held by Longview Fund LP. Wayne Coleson is the general partner of Longview Fund LP and have voting and investment power over the shares owned by the Funds. Mr. Coleson disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(5)	Consists of: (i) 434,782 shares of common stock issuable upon conversion of 384,615 shares of Series B preferred stock held by Crescent International Ltd. (“Crescent”), (ii) 384,615 shares of common stock issuable upon conversion of 384,615 shares of Series C preferred stock held by Crescent International Ltd. (“Crescent”) and (ii) 186,813 shares of common stock issuable upon exercise of currently exercisable warrants held by Crescent. Maxi Brezzi is the authorized signatory for Crescent, and has sole voting and investment power over the shares owned by Crescent. Mr. Brezzi disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(6)	Consists of: (i) 133,560 shares of common stock, (ii) 261,538 shares of common stock issuable upon conversion of 34 shares of Series A preferred stock held by Little Wing L.P., and (iii) 310,439 shares of common stock issuable upon exercise of currently exercisable warrants held by Little Wing. Quilcap Corp., is the general partner of Little Wing, and has sole voting and investment power over the shares owned by Little Wing. Parker L. Quillen is the President of Quilcap Corp. Mr. Quillen and Quilcap Corp. disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(7)	Consists of: (i) 750,000 shares of common stock issuable upon conversion of 750,000 shares of Series C preferred stock held by DFS Services, LLC, and (ii) 384,615 shares of common stock issuable upon exercise of currently exercisable warrants held by DFS Services, LLC. Mr. Joseph Hurley, is a Vice President at DFS Services, LLC, and has sole voting and investment power over the shares owned by DFS Services, LLC. Mr. Hurley and DFS Services, LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(8)	Consists of: (i) 521,739 shares of common stock issuable upon conversion of 461,538 shares of Series B preferred stock held by Dolphin Offshore Partners, LP, and (ii) 85,715 shares of common stock issuable upon exercise of currently exercisable warrants held by Dolphin Offshore Partners, LP. Mr. Peter Salas, is the General Partner of Dolphin Offshore Partners, LP, and has sole voting and investment power over the shares owned by Dolphin Offshore Partners, LP. Mr. Salas disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(9)	Consists of: (i) 348,174 shares of common stock issuable upon conversion of 308,000 shares of Series B preferred stock held by Crown Investment Partners, LP, (ii) 57,200 shares of common stock issuable upon exercise of currently exercisable warrants held by Crown Investment Partners, LP. (iii) 87,043 shares of common stock issuable upon conversion of 77,000 shares of Series B preferred stock held by The Crown Advisors #5, (iv) 14,300 shares of common stock issuable upon exercise of currently exercisable warrants held by The Crown Advisors #5. The Crown Advisors, LLC is the Investment Manager of Crown Investment Partners, LP and The Crown Advisors #5, and has sole voting and investment power over the shares owned by Crown Investment Partners, LP and The Crown Advisors #5. Chris Pauli is the Managing Member of The Crown Advisors, LLC. Mr. Pauli and The Crown Advisors, LLC disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(10)	Consists of: (i) 150,000 shares of common stock, (ii) 100,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Summit Trading Limited and, (iii) 100,000 shares of common stock underlying fully-vested stock options held by Summit Trading Limited (“Summit”). Richard Fixaris is the authorized signatory for Summit, and has sole voting and investment power over the shares owned by Summit. Mr. Fixaris disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(11)	Consists of: (i) 230,770 shares of common stock issuable upon conversion of 30 shares of Series A preferred stock held by SCG Capital Management, LLC (“SCG Capital”), and (ii) 153,846 shares of common stock issuable upon exercise of currently exercisable warrants held by SCG Capital. Stephen Geduld is the Manager of SCG Capital and has sole voting and investment power over the shares owned by SCG Capital. Mr. Geduld disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in SCG Capital.

(12)	Consists of: (i) 72,573 shares of common stock held by Mr. Winfield, (ii) 15,025 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Winfield, (iii) 667 shares of common stock underlying fully-vested stock options held by Mr. Winfield, (iv) 72,573 shares of common stock held by The InterGroup Corporation (“InterGroup”) over which Mr. Winfield has voting control and investment power, and (v) 15,026 shares of common stock issuable upon exercise of currently exercisable warrants held by InterGroup. Mr. Winfield and InterGroup also hold warrants and options with respect to an aggregate of 592,500 shares that are not included because they are the subject of agreements with us that the warrants and options cannot not be exercised at any time when the result would be to cause Mr. Winfield and InterGroup to beneficially own more than 9.99% of our outstanding common stock.

(13)	Consists of: (i) 106,208 shares of common stock issuable upon exercise of currently exercisable warrants held by Axiom Capital Management (“Axiom”), (ii) 33,312 shares of common stock issuable upon exercise of currently exercisable warrants held by David Vynerib, as principal of Axiom Capital Management, (iii) 27,254 shares of common stock issuable upon exercise of currently exercisable warrants held by Erik Brous, a principal of Axiom Capital Management, (iv) 11,240 shares of common stock issuable upon exercise of currently exercisable warrants held by Anthony Fitzgerald, a principal of Axiom Capital Management and, (v) 11,240 shares of common stock issuable upon exercise of currently exercisable warrants held by Marcelo Martins, a principal of Axiom Capital Management. Mark Martino is the president of Axiom, and has sole voting and investment power over the shares owned by Axiom. Mr. Martino disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(14)	Consists of 175,000 shares of common stock issuable upon exercise of currently exercisable warrants held by Merriman, Curhan, Ford & Co. (“Merriman”). Ed Keaney is the managing director of Merriman, and has sole voting and investment power over the shares owned by Merriman. Mr. Keaney disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(15)	Consists of: (i) 55,500 shares of common stock and (ii) 107,804 shares of common stock issuable upon exercise of currently exercisable warrants held by Rubin Family Irrevocable Stock Trust (“Rubin Trust”). Margery Rubin is the Trustee of Rubin Trust, and has sole voting and investment power over the shares owned by Rubin Trust. Ms. Rubin disclaims beneficial ownership of these shares, except to the extent of her pecuniary interest therein.

(16)	Consists of : (i) 62,750 shares of common stock and (ii) 87,108 shares of common stock issuable upon exercise of currently exercisable warrants held by Charles Warshaw Family Limited Partnership. Mr. Charles Warshaw. Is the Trustee of the Charles Warshaw Family Limited Partnership, and has sole voting and investment power over the shares owned by the Charles Warshaw Family Limited Partnership. Mr. Warshaw disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(17)	Consists of 130,957 shares of common stock held by the PGA TOUR, Inc. Mr. Timothy Hawes, is a Senior Vice President at PGA TOUR, Inc., and has voting and investment power over the shares owned by PGA TOUR, Inc. Mr. Hawes and PGA TOUR, Inc. disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(18)	Consists of: (i) 76,924 shares of common stock issuable upon conversion of 10 shares of Series A preferred stock held by Gary Palmer, and (ii) 54,055 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Palmer.

(19)	Consists of: (i) 46,154 shares of common stock issuable upon conversion of 6 shares of Series A preferred stock held by Tradewinds Fund, Ltd., and (ii) 57,987 shares of common stock issuable upon exercise of currently exercisable warrants held by Tradewinds Fund, Ltd.. Quilcap Corp., is the general partner of Tradewinds Fund, Ltd., and has sole voting and investment power over the shares owned by Tradewinds Fund, Ltd.. Parker L. Quillen is the President of Quilcap Corp. Mr. Quillen and Quilcap Corp. disclaims beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(20)	Consists of: (i) 36,464 shares of common stock, (ii) 45,198 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Friend, and (iii) 33,000 shares of common stock underlying fully-vested stock options held by Mr. Friend.

(21)	Consists of: (i) 38,877 shares of common stock, (ii) 46,827 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Goulder, and (iii) 27,500 shares of common stock underlying fully-vested stock options held by Mr. Goulder.

(22)	Consists of: (i) 30,744 shares of common stock, (ii) 39,567 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Lieppe, and (iii) 38,375 shares of common stock underlying fully-vested stock options held by Mr. Lieppe. Does not include 41,875 additional shares underlying unvested options, which vest over a period of three (3) years.

(23)	Consists of: (i) 47,108 shares of common stock and, (ii) 8,125 shares of common stock underlying fully-vested stock options held by Mr. Adams. Does not include 13,125 additional shares underlying unvested options, which vest over a period of four (4) years.

(24)	Consists of: (i) 14,519 shares of common stock and, (ii) 54,138 shares of common stock underlying fully-vested stock options held by Mr. Roth. Does not include 120,212 additional shares underlying unvested options, which vest over a period of four (4) years.

(25)	Consists of: (i) 6,066 shares of common stock and, (ii) 10,173 shares of common stock underlying fully-vested stock options held by Mr. Fenimore. Does not include 12,346 additional shares underlying unvested options, which vest over a period of three (3) years.

(26)	Consists of 13,896 shares of common stock underlying fully-vested stock options held by Mr. Powers. Does not include 28,604 additional shares underlying unvested options, which vest over a period of three (3) years.

(27)	Consists of 11,354 shares of common stock underlying fully-vested stock options held by Mr. Corliss. Does not include 23,646 additional shares underlying unvested options, which vest over a period of three (3) years.

(28)	Consists of 17,500 shares of common stock underlying fully-vested stock options held by Mr. Pover. Does not include 52,500 shares underlying unvested stock options held by Mr. Pover, which vest over a period of four (4) years.

(29)	Consists of: (i) 19,246 shares of common stock and, (ii) 20,500 shares of common stock issuable upon exercise of currently exercisable warrants held by Mr. Apesos.

Stock Option Plan

We have one equity compensation plan, the 2003 Stock Option Plan (the “2003 Plan”), which was approved by our stockholders in November 2003 and expires on November 13, 2013. Our stockholders approved an amendment to the 2003 Plan on July 18, 2006. Pursuant to the 2003 Plan, as amended, we may grant options to purchase an aggregate of 750,000 shares of our common stock. Of that amount, options to acquire 743,514 shares of our common stock have been issued at a weighted average exercise price of $5.38 per share as of the date of this report.

The 2003 Plan is administered by the Compensation Committee. Options granted under the 2003 Plan are not generally transferable by the optionee except by will or by the laws of descent and distribution, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the 2003 Plan vest in such annual increments as are determined by the Compensation Committee, typically in four equal annual increments for incentive stock options and three equal annual increments for non-qualified stock options. To the extent that options are vested, they must be exercised within a maximum of three months of the end of optionee’s status as an employee, director or consultant, or within a maximum of 12 months after such optionee’s termination by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the 2003 Plan shall be determined by the Compensation Committee. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date. The exercise price of incentive stock options for all other employees shall be not less than 100% of fair market value per share on the date of grant, and for consultants and non-employee directors, as determined by the Compensation Committee of the Board of Directors. The maximum term of an option granted under the 2003 Plan may not exceed 10 years from the date of grant.

Number of Securities
	Number of			Remaining Available
	Securities to			for Future Issuances
	be Issued		Weighted-	Under Equity
	Upon		Average Exercise	Compensation Plans
	Exercise of		Price of	(Excluding Securities
	Outstanding		Outstanding	Reflected in
	Options		Options	Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by securityholders (2003 Stock Option Plan)	743,514	(1)	$5.38	6,486

(1)	Reflects shares issuable upon exercise of options issued and issuable under our 2003 Stock Option Plan. Numbers of shares and prices per share have been adjusted to reflect a one-for-100 reverse stock split on April 7, 2006.

Item 12.	Certain Relationships and Related Transactions.

Director Independence

In accordance with the disclosure requirements of the Securities and Exchange Commission, although we are not presently listed on any national securities exchange, each of our directors, other than Messrs. Corliss and Roth, is independent in accordance with the definition set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Mr. Corliss was an independent director of the Company during the fiscal year ended September 30, 2007 and continued to be an independent director until he became our President and Chief Executive Officer on November 5, 2007. Each current member of the Audit Committee and Compensation

Committee was an independent director under the Nasdaq standards. Mr. Corliss ceased to be a member of the Audit and Compensation Committees when he became the Company’s President and Chief Executive Officer. The Board considered the information set forth in “Transactions with Management and Others” below, along with other information the Board of Directors considered relevant, when considering the independence of each director.

Transactions with Management and Others

The following is a description of transactions between members of management, five percent stockholders, “affiliates,” promoters and finders:

Transactions with Robert Corliss

On November 14, 2007, the Company and Robert Corliss entered into a Consulting Agreement (the “Consulting Agreement”), pursuant to which Mr. Corliss agreed to provide the Company with consulting, advisory and related services, including acting as the Company’s interim President and Chief Executive Officer (the “Services”). Mr. Corliss will provide the Services for 90 days from the date of the Consulting Agreement, unless sooner terminated by either party. Mr. Corliss will receive $100,000, payable in four equal installments, as compensation for the Services and will be reimbursed for all reasonable and necessary expenses incurred by him related to his performance of the Services.

During the term of the Consulting Agreement, Mr. Corliss may be terminated at will by the Company. However, if Mr. Corliss is terminated at any time without cause, he will be entitled to payment in full for all outstanding and future payments due to him under the Consulting Agreement as well as reimbursement for any expenses incurred by him prior to his termination. Mr. Corliss may terminate the Consulting Agreement upon 10 days prior written notice and, upon such termination, shall be entitled to payment in full for Services provided prior to the date of such termination.

The Consulting Agreement also contains a customary assignment of inventions provision providing that all inventions conceived by Mr. Corliss during the term of the Consulting Agreement will be the sole property of the Company. Additionally, the Consulting Agreement prevents Mr. Corliss from disclosing or using for his benefit any of the Company’s proprietary information or inventions. Each party also agreed to indemnify and hold the other party harmless for any damages resulting from information provided by such party or resulting from such party’s breach of the Consulting Agreement.

Transactions with Charles Lieppe

In March 2003, Corporate Sports borrowed $100,000 under a one-year line of credit provided by Charles A. Lieppe, as lender. Mr. Lieppe is Co-Chairman of our board of directors. Mr. Lieppe received a $1,000 fee on execution of the agreement and an additional $2,000 when Corporate Sports made its initial draw under the line of credit. Advances under the line of credit bear interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement wad extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement are secured by a security interest in all of Corporate Sports’ existing and after-acquired assets and properties. In consideration for consulting services previously rendered to Corporate Sports and as additional consideration under the $100,000 line of credit, Corporate Sports granted five year warrants to Mr. Lieppe to purchase 0.5 shares of common stock of Corporate Sports.

In November 2003, the line of credit note issued by Corporate Sports to Mr. Lieppe was cancelled and exchanged for a new 7% bridge note in the amount of $100,000 issued by Utix and due in November 2004, and the warrants were exchanged for warrants to purchase an aggregate of 483.97 shares of Utix common stock at an exercise price of $20.70 per share. The maturity date of this note was subsequently extended to March 31, 2005. The new note was subject to mandatory prepayment if, prior to such maturity date, we completed an equity financing of at least $1.5 million. The note was unconditionally guaranteed by Corporate Sports and convertible into shares of our common stock at Mr. Lieppe’s option after December 2004. In consideration for the loan extension, we issued a warrant to Mr. Lieppe entitling him to purchase 1,000 shares of Utix common stock at an exercise price of $1.00 per share.

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

As a result of the Financial Restructuring we completed as of April 7, 2006, Mr. Lieppe’s notes were converted into 29,000 shares of our common stock, and his warrants were exchanged for amended and restated warrants to purchase 6,976 shares of our common stock at an exercise price of $4.00 per share.

Transaction Related To Anthony G. Roth

In November 2003 we borrowed $10,000 from Anthony G. Roth and issued to him a 7% bridge note due November 2004.

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

As a result of the Financial Restructuring we completed as of April 7, 2006, Mr. Winfield and his affiliates’ notes were converted into an aggregate of 121,916 shares of our common stock, and their warrants were exchanged for amended and restated warrants to purchase an aggregate of 123,750 shares of our common stock at an exercise price of $4.00 per share. We are obligated to issue an additional 313,084 shares of common stock to Mr. Winfield and/or his affiliates at such times it will not cause them to exceed ownership limitations to which they are subject.

Transactions with Steven Apesos

In April 2003, Corporate Sports borrowed $50,000 under a one-year line of credit arrangement with Steven Apesos, as lender, on the same terms and conditions as the line of credit agreement with Charles A. Lieppe described above. Mr. Apesos is our Executive Vice President. Advances under the line of credit bore interest at 6% per annum payable semi-annually, and all outstanding advances, plus accrued interest, were due and payable in March 2004, unless the agreement was extended for an additional one year by mutual agreement of the parties. The obligations under the line of credit agreement were secured by a security interest in all of Corporate Sports’ existing and after-acquired assets and properties. In consideration for providing this loan, Corporate Sports granted received five year warrants to Mr. Apesos to purchase 0.250 shares of its common stock.

In November 2003, the line of credit note issued by Corporate Sports to Mr. Apesos was cancelled and exchanged for a new 7% bridge note issued by Utix in the amount of $50,000 and due in November 2004, and the warrants were exchanged for warrants to purchase 24,199 shares of Utix common stock at an exercise price of $0.207 per share. At the same time, Mr. Apesos lent Utix an additional $10,000. The new notes aggregating $60,000 were subject to mandatory prepayment if, prior to such maturity date, we completed an equity financing of at least $1.5 million. The notes were unconditionally guaranteed by Corporate Sports and convertible into shares of our common stock at Mr. Apesos’s option after December 2004. In consideration for the loan extension, Mr. Apesos received a warrant entitling him to purchase 600 shares of our common stock at an exercise price of $1.00 per share.

In a similar transaction in July 2003, Mr. Apesos lent to Corporate Sports an additional $50,000, which accrued interest at the rate of 9% per annum and would have matured in August 2006. In consideration for providing this loan, Mr. Apesos received five year warrants to purchase common stock of Corporate Sports. Pursuant to the Share Exchange Agreement described below, the note issued by Corporate Sports was cancelled and exchanged for a note issued by Utix under the same terms and conditions as the original note issued by Corporate Sports, and the warrants were exchanged for warrants to purchase 967.95 shares of Utix common stock at an exercise price of $51.70 per share. The note was unconditionally guaranteed by Corporate Sports and convertible into 1,161.54 shares of our common stock at Mr. Apesos’s option after December 2004. We had the right to prepay the note prior to August 1, 2004 by providing Mr. Apesos thirty-days notice and paying a 10% premium.

In April 2004 Mr. Apesos lent Utix an additional $25,000, and we issued to him our $25,000 secured subordinated note that was due December 31, 2004. The note bore interest at the rate of 10% per annum, payable semi-annually commencing on August 31, 2004. The note was subject to mandatory prepayment if, prior to the maturity date, we completed an equity financing of at least $3.5 million; upon prepayment, we would be required to pay a prepayment premium of 5% of the loan amount. The note was secured by a second priority security interest in all of our assets and in all of the assets of our wholly owned subsidiary Corporate Sports, including those acquired after the date of the note but excluding selective receivable financing on bundled retail products.

Prior to the issuance of 15% notes that we issued in May 2004, Mr. Apesos agreed to fully subordinate his right to payment under his note and any security interest or lien securing the note to the payment in full of the principal and interest accrued on the 15% notes; provided, however, that for so long as no event of default under the 15% notes shall occur and be continuing, Mr. Apesos was be entitled to receive regularly scheduled payments of principal and interest under the 10% notes.

Pursuant to an agreement in June 2004, Mr. Apesos agreed to convert all of his notes, aggregating $135,000, into 3,857.14 shares of our common stock, at a conversion price of $35 per share. In consideration of the conversion, we agreed to reduce the exercise price of the warrants to purchase 967.95 shares issued to Mr. Apesos in July 2003 from $51.07 to $35 per share upon the effectiveness of our registration statement that became effective in September of 2004. We provided the same exercise price reductions to all other holders of our warrants exercisable at $51.70 per share who agreed to convert our notes into common stock at $35 per share.

In August 2004, Mr. Apesos lent $100,000 to us under a sixty (60) day note which accrues at an interest rate of 12% per annum. As of October 31, 2004, the note became a demand note, of which $50,000 was repaid in the quarter ended March 2005.

As a result of the Restructuring we completed as of April 7, 2006, Mr. Apesos’s notes were converted into 14,500 shares of our common stock, and his warrants were exchanged for amended and restated warrants to purchase 3,960 shares of our common stock at an exercise price of $4.00 per share.

Item 13.	Exhibits

The index and description of exhibits attached to this annual report is hereby expressly incorporated by reference as the response to this Item 13.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by Vitale, Caturano & Company, Ltd. for professional services rendered for the fiscal year ended September 30, 2006 and the period from September 30, 2006 until July 30, 2007:

	September 30, 2006 -	Fiscal Year
	July 30, 2007	2006

Audit Fees	$55,211	$152,719
Other Audit Related Fees	3,325	1,600
Tax Fees	—	10,000
Other Fees	—	—

Total Fees:	$58,536	$164,319

The following is a summary of the fees billed to the Company by Carlin, Charron & Rosen, LLP for professional services rendered for the fiscal years ended September 30, 2007:

2007

Audit Fees	$96,000
Other Audit Related Fees	—
Tax Fees	—
Other Fees	—
Total Fees:	$96,000

AUDIT FEES.  Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by Vitale, Caturano & Company, Ltd. and Carlin, Charron & Rosen, LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Fees in Fiscal 2006 were for consultations concerning financial accounting and reporting standards. Fees in Fiscal 2007 were for workpaper review and successor audit transition.

TAX FEES.  Consists of fees billed for professional services for the Company’s corporate tax returns and extensions, tax compliance, tax advice and tax planning.

ALL OTHER FEES.  No fees were billed to the Company by Vitale, Caturano & Company, Ltd. or Carlin, Charron & Rosen, LLP for products and services other than the services reported above.

The board of directors has authority, which has been delegated to the Audit Committee, to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Vitale, Caturano & Company, Ltd. and Carlin, Charron & Rosen, LLP during fiscal 2007 and 2006 were pre-approved pursuant to the procedures outlined above.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTIX GROUP, INC.

By:	/s/ Robert J. Corliss
Robert J. Corliss
President, Chief Executive Officer
and Authorized Representative

Dated: January 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Corliss Robert J. Corliss	President, Chief Executive Officer and Director (Principal Executive Officer)	January 8, 2008

/s/ Mark L. Pover Mark L. Pover	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 8, 2008

/s/ Jonathan Adams Jonathan Adams	Co-Chairman of the Board of Directors	January 8, 2008

/s/ Charles A. Lieppe Charles A. Lieppe	Co-Chairman of the Board of Directors	January 8, 2008

/s/ Robert Powers Robert Powers	Director	January 8, 2008

/s/ William M. Fenimore, Jr. William M. Fenimore, Jr.	Director	January 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Chantal Skin Care Corporation — incorporated by reference to Exhibit 2.1 to Form 10-SB filed on February 12, 2004.
3.2	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated January 21, 2005 — incorporated by reference to Exhibit 3.1.2 to Registration 333-1222774 filed on February 11, 2005.
3.3	Certificate of Correction, dated March 9, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.
3.4	Certificate of Amendment to Certificate of Incorporation of Utix Group, Inc., dated April 7, 2006 — incorporated by reference to Exhibit 3.4 to Registration 333-132165 filed on May 4, 2006.
3.5	Amended and Restated Bylaws of Utix Group, Inc. — incorporated by reference to Exhibit 2.2 to Form 10-SB filed on February 12, 2004.
4.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock — incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 26, 2006.
4.2	Form of Series A Warrant — incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 26, 2006.
4.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock — incorporated by referenced to Exhibit 4.1 to Form 8-K filed on November 7, 2006.
4.4	Form of Series B Warrant — incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.
4.5	Form of Series C Warrant — filed herewith.
4.6	2003 Stock Option Plan, as amended on July 18, 2006 — filed herewith.
4.7	Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock — filed herewith.
4.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock — filed herewith.
10.1	Development Agreement, dated April 4, 2003, by and between eFunds Prepaid Solutions/WildCard Systems, Inc. and Corporate Sports Incentives, Inc. — incorporated by reference to Exhibit 6.1 to Form 10-SB filed on February 12, 2004.
10.2	Ticket Issuer Agreement, dated as of January 21, 2004, by and between Discover Financial Services, Inc. and Utix Group, Inc. — incorporated by reference to Exhibit 6.3 to Form 10-SB filed on February 12, 2004.
10.3	Lease for offices at New England Executive Park — incorporated by reference to Exhibit 10.7 to Form 10-QSB filed on May 16, 2005.
10.4	Form of Financial Restructuring Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors — incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 26, 2006.
10.5	Form of Series A Preferred Stock Purchase Agreement, dated January 13, 2006, between Utix Group, Inc. and certain Investors — incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 26, 2006.
10.6	Form of Registration Rights Agreement, dated January 13, 2006, between Utix Group, Inc. and Series A Preferred Stockholders — incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 26, 2006.
10.7	Employment Agreement of Mark L. Pover — incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 1, 2006.
10.8	Letter of Intent, dated July 17, 2006, by and between Utix Group, Inc. and PGA TOUR, Inc. — incorporated by reference to Exhibit 10.1 to Form 8-K filed July 21, 2006.
10.9	Form of Series B Preferred Stock Purchase Agreement, dated November 9, 2006, between Utix Group, Inc. and certain Investors — incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 21, 2006.

Exhibit
No.	Description of Exhibit

10.10	Form of Registration Rights Agreement, dated November 9, 2006, between Utix Group, Inc. and Series A Preferred Stockholders — incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 21, 2006.
10.11	Employment Agreement, between Utix Group, Inc. and Steven Apesos, effective as of December 13, 2006 — incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on May 21, 2007.
10.12	Form of Series C Preferred Stock Purchase Agreement, dated September 23, 2007, between Utix Group, Inc. and certain Investors — filed herewith.
10.13	Form of Registration Rights Agreement, dated September 23, 2007, between Utix Group, Inc. and Series C Preferred Stockholders — filed herewith.
10.14	Consulting Agreement, dated November 14, 2007, between Utix Group, Inc. and the Robert J. Corliss — incorporated by reference to Exhibit 99.1 to Form 8-K/A filed on November 20, 2007.
10.15	Amendment to Form of Purchase Agreement, dated November 15, 2007, between Utix Group, Inc. and certain Investors — filed herewith.
10.16	Amendment to Employment Agreement, dated November 14, 2006, between Utix Group, Inc. and Mark Pover — filed herewith.
14.1	Code of Ethics — incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on January 13, 2006
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith